Form 10-Q
period 1996-03-31
CARDINAL REALTY SERVICES INC
filed 1996-05-13
CIK 903324

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21670

                         CARDINAL REALTY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                 OHIO                                     31-4427382
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

6954 AMERICANA PARKWAY, REYNOLDSBURG, OHIO                        43068
(Address of principal executive offices)                        (Zip Code)

                                 (614) 759-1566
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X       No
                                        ---         ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    Yes  X       No
                                        ---         ---

As of May 3, 1996 there were 3,839,019 shares of common stock outstanding, of which 207,435 shares were treasury shares.

Exhibit Index on page 22.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                                      INDEX


PART I  -  FINANCIAL INFORMATION                                                           Page No.
                                                                                           --------
Item 1.     Financial Statements:
            Consolidated Balance Sheets as of March 31, 1996
                (Unaudited) and December 31, 1995 (Audited)                                  3

            Consolidated Statements of Income for the
                Three Months Ended March 31, 1996 and 1995 (Unaudited)                       4

            Consolidated Statement of Shareholders' Equity
                for the Three Months Ended March 31, 1996 (Unaudited)                        5

            Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 1996 and 1995 (Unaudited)                       6-7

            Notes to Consolidated Financial Statements                                       8-13

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                    14-20

PART II  -  OTHER INFORMATION

Item 1.     Legal Proceedings                                                                 21

Item 2.     Changes in Securities                                                             21

Item 3.     Defaults upon Senior Securities                                                   21

Item 4.     Submission of Matters to a Vote of Security Holders                               21

Item 5.     Other Information                                                                 21

Item 6.     Exhibits and Reports on Form 8-K                                                  22

Signatures                                                                                    23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
           MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995 (AUDITED)

                                                                                        March 31,     December 31,
                                                                                          1996           1995
                                                                                      ------------    ------------
                                        ASSETS

Operating Real Estate (Note 2):
   Land                                                                               $ 23,756,734    $ 24,082,635
   Building and Improvements                                                           141,082,390     143,193,921
                                                                                      ------------    ------------
                                                                                       164,839,124     167,276,556

   Accumulated Depreciation                                                             (1,143,825)              0
                                                                                      ------------    ------------
                                                                                       163,695,299     167,276,556
Interests in and Receivables from Syndicated Properties (Notes 1 and 4)                 51,590,021      52,591,444
Cash (Note 1)                                                                            3,696,881       2,751,986
Accounts Receivable, Affiliates (less an allowance
   of $2,416,167 at March 31, 1996 and $2,468,845 at
   December 31, 1995), Residents and Officers (Note 4)                                   3,444,211       5,088,478
Furniture, Fixtures and Other, Net                                                       1,261,879       1,312,228
Funds Held in Escrow                                                                    10,271,007       9,390,610
Prepaids and Other                                                                       3,640,880       3,930,099
                                                                                      ------------    ------------
                                                                                      $237,600,178    $242,341,401
                                                                                      ============    ============
                         LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages, Term Debt and Other Notes Payable:
   Mortgages on Operating Real Estate (Notes 2 & 3)                                   $148,859,445    $151,130,612
   Term Debt                                                                            20,444,603      20,470,205
   Other Notes Payable                                                                     124,532       1,453,553
                                                                                      ------------    ------------
                                                                                       169,428,580     173,054,370
Accounts Payable                                                                         1,338,696       1,350,641
Accrued Interest, Real Estate and Other Taxes (Notes 2 & 3)                              4,232,923       4,532,148
Other Accrued Expenses                                                                   6,996,900       9,716,866
Other Liabilities                                                                        2,689,458       2,441,282
                                                                                      ------------    ------------
   Total Liabilities                                                                   184,686,557     191,095,307
                                                                                      ------------    ------------
Shareholders' Equity (Note 1):
   Preferred Stock, 1,500,000 shares authorized, unissued
   Common Stock 13,500,000 shares authorized with no stated value,
       3,625,595 and 3,603,160 shares issued and outstanding
       at March 31, 1996 and December 31, 1995, respectively                            29,122,547      29,122,547
   Additional Paid-in Capital                                                            9,037,393       8,461,216
   Retained Earnings                                                                    14,753,681      13,662,331
                                                                                      ------------    ------------
                                                                                        52,913,621      51,246,094
                                                                                      ------------    ------------
                                                                                      $237,600,178    $242,341,401
                                                                                      ============    ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                   3 Months Ended     3 Months Ended
                                                                   March 31, 1996     March 31, 1995
                                                                   --------------     --------------
Revenues:                                                                               (Restated -
                                                                                      Notes 1 and 5)
    Rental and Other Operating Real Estate Revenues - Net            $10,190,141       $        0
    Fee Based                                                          2,821,035        3,610,099
    Interest, Principally from Syndicated Properties                   1,436,333          955,170
    Income from Disposal or Recovery of Non-Core Assets                  168,889          808,524
    Other                                                                 72,613          167,221
                                                                     -----------       ----------
                                                                      14,689,011        5,541,014
                                                                     -----------       ----------
Expenses:
    Rental Operating                                                   5,251,290                0
    Fee Based                                                          1,488,552        2,113,170
    Administration                                                       971,946        1,125,619
    Interest                                                           3,863,369          367,767
    Depreciation                                                       1,327,904          123,653
                                                                     -----------       ----------
                                                                      12,903,061        3,730,209
                                                                     -----------       ----------

Income before Income Taxes                                             1,785,950        1,810,805
Provision for Income Taxes (Note 1)                                      694,600          702,000
                                                                     -----------       ----------
Income before Extraordinary Gain                                       1,091,350        1,108,805
Extraordinary Gain, net of Income Taxes of $167,000 (Note 3)                   0          263,952
                                                                     -----------       ----------
Net Income                                                           $ 1,091,350       $1,372,757
                                                                     ===========       ==========
Net Income per Common Share:

    Income before Extraordinary Gain                                 $      0.28       $     0.29
    Extraordinary Gain                                                      0.00             0.07
                                                                     -----------       ----------
    Net Income                                                       $      0.28       $     0.36
                                                                     ===========       ==========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)

                                                      Common Stock
                                               ------------------------       Additional           Retained
                                                Shares         Amount       Paid-in Capital        Earnings         Total
                                               ---------    -----------     ---------------       -----------    -----------
Balance,  January 1, 1996                      3,603,160    $29,122,547      $8,461,216           $13,662,331    $51,246,094

Shares issued, in connection with
the claims resolution process (Note 1)             1,886

Exercise of options under non-qualified
stock option plan                                 22,240                         35,307                               35,307


Less: Treasury shares from the redemption
      of stock held by Syndicated Properties      (1,691)                       (31,330)                             (31,330)

Credit from utilization of pre-confirmation
tax benefits (Note 1)                                                           572,200                              572,200

Net Income for the period                                                                           1,091,350      1,091,350

                                               ---------    -----------      ----------           -----------    -----------
Balance, March 31, 1996 (Note 1)               3,625,595    $29,122,547      $9,037,393           $14,753,681    $52,913,621
                                               =========    ===========      ==========           ===========    ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996, AND 1995
                                   (UNAUDITED)

                                                                                             Three           Three
                                                                                         Months Ended    Months Ended
                                                                                        March 31, 1996  March 31, 1995
                                                                                        --------------  --------------
Cash Flows provided by Operating activities:
  Management and Advisory Service activities:
   Cash received from Fee Based activities                                               $ 5,755,567    $  5,367,940
   Cash received from Interests in and Receivables from Syndicated Properties              1,329,164         724,582
   Cash Receipts -- other                                                                    553,976       1,036,479
   Cash paid to Vendors, Suppliers and Employees                                          (6,191,138)     (5,444,968)
   Interest paid on Term Debt and Other Notes Payable                                       (327,198)       (359,081)
   Income Taxes paid - City and State                                                        (77,038)        (61,178)
   Taxes paid, other than Income Taxes                                                       (38,650)       (100,184)
   Payments related to non-recurring items                                                  (402,124)       (335,399)
  Real Estate Asset activities:
   Cash received from Rental activities                                                   10,213,940               0
   Payments on Rental activities                                                          (5,572,884)              0
   Interest paid on Mortgages                                                             (3,326,627)              0
                                                                                         -----------    ------------
Net Cash provided by Operating activities                                                  1,916,988         828,191
                                                                                         -----------    ------------
Cash flows provided by/(used in) Investing activities:
  Management and Advisory Service activities:
   Proceeds from sale of Non-Core Assets and Other                                            47,564         248,521
   Capital Expenditures                                                                      (71,021)       (170,240)
   Repayment from/(Advances to) Syndicated Properties                                      1,027,298      (1,989,462)
   Acquisition of Real Estate Assets                                                               0        (425,812)
  Real Estate Assets activities:
   Net cash flow provided by Rental activities during period
       Held for Sale (net of Interest paid of $3,042,538)                                          0       1,289,511
   Funding of Escrows                                                                        (43,214)              0
   Capital Expenditures                                                                      (62,017)              0
                                                                                         -----------    ------------
Net Cash provided by/(used in) Investing activities                                          898,610      (1,047,482)
                                                                                         -----------    ------------
Cash Flows (used in)/provided by Financing activities:
  Management and Advisory Service activities:
   Proceeds from the exercise of Stock Options                                                35,307               0
   Redemption of Stock held by Syndicated Properties                                         (31,330)              0
   Net Proceeds from/(Principal Payments) on Term Debt and Other                          (1,436,304)        841,479
  Real Estate Asset activities:
   Proceeds from Mortgage Debt                                                             2,260,000               0
   Payments on Mortgages - principal amortization                                           (553,593)       (462,044)
   Payments on Mortgages - lump sum                                                       (2,144,783)              0
                                                                                         -----------    ------------
Net Cash (used in)/provided by  Financing Activities                                      (1,870,703)        379,435
                                                                                         -----------    ------------
Increase in Cash                                                                             944,895         160,144
Cash at Beginning of Year                                                                  2,751,986       4,639,643
                                                                                         -----------    ------------
Cash at End of Period                                                                    $ 3,696,881    $  4,799,787
                                                                                         ===========    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                                March 31,           March 31,
                                                                                  1996                1995
                                                                               -----------        -----------
Reconciliation of Net Income to

   Net Cash provided by Operating activities:

     Net Income                                                                 $ 1,091,350        $ 1,372,757

     Adjustments to reconcile Net Income to Net Cash provided by Operating activities:

         Depreciation                                                             1,327,904            123,653

         Provision for losses on Accounts Receivable                                 26,364            340,119

         Income from Disposal or Recovery of Non-Core Assets                       (168,889)          (808,524)

         Gain on Debt Restructuring                                                       0           (430,952)

         Provision for Income Taxes not payable in Cash                             572,200            869,000

      Changes in Operating Assets and Liabilities:

         Interests in and Receivables from Syndicated Properties                    (25,925)          (398,849)

         Accounts Receivable and Other Assets                                     3,451,520          1,365,364

         Accounts Payable and Other Liabilities                                  (4,357,536)        (1,604,377)
                                                                                -----------        -----------
Net Cash provided by Operating activities                                       $ 1,916,988        $   828,191
                                                                                ===========        ===========



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In the first quarter of 1996, the Company granted deeds in lieu of foreclosure two Wholly Owned Properties to the mortgagee of such Properties. The Properties had an aggregate carrying value of $2.5 million. No gain or loss was recognized on this transaction because the assets and the non-recourse mortgages on the Properties had been recorded in equal amounts.

In the first quarter of 1995 the Company acquired an apartment property financed in part with a $920,000 first mortgage on the property.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

         The accompanying consolidated financial statements, except for the Consolidated Balance Sheet at December 31, 1995, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements, the notes hereto and the capitalized terms included herein should be read in conjunction with the Company's Form 10-K.

         The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

         The consolidated financial statements include the accounts of Cardinal Realty Services, Inc. and its wholly owned subsidiaries, including wholly owned properties (collectively the "Company"). The wholly owned properties are apartment complexes owned by the Company or limited partnerships in which the Company owns both the general and limited partnership interests (the "Wholly Owned Properties"). All significant intercompany balances and transactions have been eliminated in this consolidation. The Company adopted a method of accounting referred to as fresh start ("Fresh Start") reporting as of September 11, 1992 (the "Effective Date"), the effective date of the Company's Third Amended Plan of Reorganization (the "Plan of Reorganization") filed on June 22, 1992 with the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division.

Operating Real Estate Assets (previously Held for Sale)

         In December 1995, management changed its intention with respect to the Wholly Owned Properties, formerly classified as Assets Held for Sale, and made a decision to retain the Wholly Owned Properties for investment. During 1995 and prior years, the Company had attempted to market and sell the Wholly Owned Properties on terms that were beneficial to the Company and its shareholders. However, based upon mortgage debt that has since been restructured with significant debt discounts and favorable amortization terms, combined with improved net operating income and cash flow performance, management believes that any sale would be less beneficial than retaining the Wholly Owned Properties for investment. Commencing January 1, 1996, the operations, including a provision for depreciation, of the Wholly Owned Properties have been fully consolidated in the Company's Statements of Income. Further, the cash flows of the Wholly Owned Properties have been reclassified as Cash Flows Provided by Operating Activities. While the Wholly Owned Properties were held for sale, the results of operations since the Effective Date (the "Cumulative Income") from the Wholly Owned Properties were credited to the carrying value of the real estate and no revenues, operating expenses or depreciation were included in the Consolidated Statements of Income (See Note 5).

         The operating cash balance as of March 31, 1996 of approximately $3.7 million is comprised of approximately $3.4 million related to Wholly Owned Properties which is held in separate property bank accounts and approximately $330,000 in corporate funds.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Funds Held in Escrow represents cash balances restricted for specific uses. As of March 31, 1996, Funds Held in Escrow of $10.3 million is comprised of $7.1 million of restricted cash related to the Wholly Owned Properties and $3.2 million in corporate funds. The Wholly Owned Properties Funds Held in Escrow relate to security deposit escrows, real estate tax escrows and maintenance and replacement escrows established with refinancing transactions. Corporate Funds Held in Escrow principally relate to funds held to be used for payment of insurance premiums which are collected on behalf of the Syndicated Properties (defined below) and the Wholly Owned Properties.

         The Company owns general partner and/or limited partner interests in, and holds second mortgage loans and other receivables from, syndicated limited partnerships which own apartment complexes (the "Syndicated Properties") . Interests in and receivables from Syndicated Properties represent an allocation of estimated fair value for these assets as of the Effective Date. Interest is accrued on the recorded Fresh Start values of second mortgages and certain other receivables based upon contractual interest rates. Allowances are provided for estimated uncollectible interest based upon the underlying properties' net cash flow. In certain instances, cash flow received from individual Syndicated Properties in excess of carrying amounts of accrued interest on the recorded values of second mortgages is recorded as income. The Company is also entitled to receive incentive management fees and supplemental second mortgage interest based upon levels of cash flow for certain of the underlying properties. Also, in the event the underlying properties are sold or refinanced, the Company is generally entitled to a participation interest in the net proceeds, if available, as a second mortgage holder. The Company accounts for its general partner interests by the cost method; no significant recorded value has been ascribed to these interests. The realization of the interests in and receivables from Syndicated Properties is dependent on the future operating performance of the Syndicated Properties generating sufficient cash flow and equity value.

         The Company also has interests in motel properties, investor notes receivable and certain other assets (collectively the "Non-Core Assets"). The Company valued these Non-Core Assets as of the Effective Date based on previous and current purchase offers, previous sales activity and independent appraisals. In 1994, the Company recovered the remaining recorded value of Non-Core Assets from the collection of receivables and proceeds from disposals of such assets. The Company began recognizing income from sale proceeds and collections, net of collection and closing costs, once the carrying value was fully recovered.

         Net income per share is computed based on the total number of shares of the Company's Common Stock, without par value ("Common Stock"), outstanding and those contingent shares estimated to be issued to officers, employees and directors in accordance with the Company's 1992 Incentive Equity Plan, as amended (the "Incentive Equity Plan"). At March 31, 1996, the total weighted average shares outstanding was approximately 4,073,000, including the Company's estimate of approximately 236,000 shares to be issued pursuant to the Incentive Equity Plan and approximately 211,000 treasury shares. Earnings per share at March 31, 1996 is based upon the weighted average shares outstanding less treasury shares, or approximately 3,862,000 shares, as compared to 3,850,000 at March 31, 1995. In November 1995, the shareholders of the Company approved an increase in the number of authorized shares of Common Stock of the Company from 4,500,000 to 13,500,000 and also authorized 1,500,000 shares of "Blank Check" Preferred Stock. The Company currently has no binding commitments or arrangements which would require the issuance of such additional shares.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Restatement

         The net income previously reported in the March 31, 1995 Consolidated Statement of Income has been adjusted in order to comply with Statement of Position ("SOP") 90-7 "Reorganization Under the Bankruptcy Code" pertaining to accounting for deferred income taxes. SOP 90-7 requires that benefits realized from pre-confirmation net operating loss carryforwards be reported as an increase to Additional Paid-in Capital. For the period ending March 31, 1995 the Company reported net income, but was not required to pay taxes on such income, as the result of having the benefit of net operating loss carryforwards to offset the income. The financial statements as adjusted, reflect a non-cash charge in the form of a tax provision in the Consolidated Statements of Income. Net deferred tax assets have been reduced by an amount equivalent to the non-cash charge with a corresponding increase being made to Additional Paid-in Capital. The adjustment does not affect the Company's cash flows or total Shareholders' Equity. The effect of the adjustment is as follows:

                                                          Adjustment
                                        As Previously       for Tax          As
                                          Reported        Provision       Adjusted
                                        -------------    -----------     ----------
Three Months Ended March 31, 1995

Income before Extraordinary Gain         $1,810,805      $(702,000)      $1,108,805
Extraordinary Gain                          430,952       (167,000)         263,952
                                         ----------      ---------       ----------
Net Income                               $2,241,757      $(869,000)      $1,372,757
                                         ==========      =========       ==========

Per Share of Common Stock:

         Income before Extraordinary     $     0.47      $   (0.18)      $     0.29
         Extraordinary Gain                    0.11          (0.04)            0.07
                                         ----------      ---------       ----------
         Net Income                      $     0.58      $   (0.22)      $     0.36
                                         ==========      =========       ==========



RECLASSIFICATION

         The Statement of Income and the Statement of Cash Flows for the period ended March 31, 1995 have been reclassified to conform to the 1996 presentation.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2  OPERATING REAL ESTATE ASSETS

         Operating Real Estate Assets consist of the Wholly Owned Properties. In the first quarter of 1996 a lender accepted the deeds in lieu of foreclosure on two Wholly Owned Properties with mortgages and related interest having a carrying value of $2.5 million. The deeds were granted pursuant to an overall agreement with the lender to restructure certain mortgages in 1995. No gain or loss was recognized on these transactions. At March 31, 1996 there were 114 Wholly Owned Properties as compared to 117 at March 31, 1995.

         Condensed combined balance sheets, with intercompany payables and receivables eliminated, of the Wholly Owned Properties portion of the Company's assets as of March 31, 1996 and December 31, 1995 are as follows:

                                                                    March 31,    December 31,
                                                                      1996           1995
                                                                  ------------   ------------
                              Assets

Operating Real Estate Assets, net of $7.5 million Cumulative
      Income related to Wholly Owned Properties from
      the Effective Date to December 31, 1995                     $164,839,124   $167,276,556
      Accumulated Depreciation                                      (1,143,825)             0
                                                                  ------------   ------------
Net Operating Real Estate Assets                                   163,695,299    167,276,556
Cash                                                                 3,366,599      2,699,924
Accounts Receivable                                                  1,048,660      1,043,069
Funds Held in Escrow                                                 7,140,376      7,097,162
Prepaids and Other                                                   2,041,511      2,487,494
                                                                  ------------   ------------
                                                                  $177,292,445   $180,604,205
                                                                  ============   ============
                      Liabilities and Equity

Mortgage Payable                                                  $148,859,445   $151,130,612
Other Liabilities                                                    6,740,432      6,940,555
                                                                  ------------   ------------
                                                                   155,599,877    158,071,167
Equity                                                              21,692,568     22,533,038
                                                                  ------------   ------------
                                                                  $177,292,445   $180,604,205
                                                                  ============   ============

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         At the time of the Company's adoption of Fresh Start reporting, the mortgages on the Wholly Owned Properties were restated to estimate fair value (the "Carrying Value") if the value of the assets was less than the face value of the mortgages. The mortgages on the Wholly Owned Properties had contractual principal balances of approximately $157.0 million and $163.8 million at March 31, 1996 and December 31, 1995, respectively. Interest expense is recorded based on the Carrying Value unless the contractual balance is being paid, in which case, the amount paid is expensed. Substantially all the mortgage loans secured by the Wholly Owned Properties are non-recourse in nature.

NOTE 3  DEBT RESTRUCTURINGS

         In the first quarter of 1996, the Company completed the refinancing of the mortgage and related interest debt on two Wholly Owned Properties. Mortgage and related interest debt with a contractual and Carrying Value of $2.2 million was refinanced with mortgages bearing interest of approximately 8.0%, with a 25 year amortization and a 10 year maturity. These transactions funded improvement and deferred maintenance, tax and working capital escrows of approximately $51,000.

         In the first three months of 1995, the Company completed modification or refinancing transactions involving 33 Wholly Owned Properties and Syndicated Properties. These transactions resulted in the modification of mortgage loans on 12 Wholly Owned Properties and the modification or refinancing of mortgage loans on 21 Syndicated Properties. These transactions resulted in an extraordinary gain on discharge of indebtedness on the Wholly Owned Properties, net of closing costs, reserves and taxes, of approximately $264,000.

NOTE 4  RELATED PARTY TRANSACTIONS

         The Company manages almost all the Wholly Owned Properties and the Syndicated Properties and also provides various ancillary services, including the sale of maintenance supplies and replacement parts to the properties and furniture rentals and insurance to residents. The Company's fee based revenues of approximately $2.8 million for Syndicated Properties for both of the three months ended March 31, 1996 and 1995, and interest income result primarily from properties affiliated with the Company. Approximately $2.4 million and $3.9 million of the Accounts Receivable were due from the Syndicated Properties as of March 31, 1996 and December 31, 1995, respectively. Fee Based revenues and Accounts Receivable related to the Wholly Owned Properties are eliminated in consolidation.

         The Company received repayment of advances of approximately $1.0 million from the Syndicated Properties in the first three months of 1996 as compared to making net advances of $1.9 million in the first three months of 1995 principally related to refinancing of mortgages. These advances are included in Interests in and Receivables from Syndicated Properties. The advances provided supplemental financing to facilitate satisfaction of indebtedness owed to former lenders and/or fund transaction costs and escrows. These advances bear interest at one percent over the prime rate of interest of The Provident Bank (the "Bank").

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 COMPARATIVE INCOME STATEMENTS

         Prior to 1996 the operations of the Wholly Owned Properties were excluded from the Company's Statements of Income (See Note 1). In order to facilitate the comparison of operations in 1996 to 1995, the following "proforma" Income Statement (the "Proforma Income Statement") has been prepared for the three months ended March 31, 1995 as if the Wholly Owned Properties were previously consolidated. All intercompany transactions have been eliminated. Depreciation expense for the Operating Real Estate Assets has been estimated for 1995.

                                                                                    Proforma
                                                                3 Months Ended   3 Months Ended
                                                                March 31, 1996   March 31, 1995
                                                                --------------   --------------
Revenues:

    Rental and Other Operating Real Estate                        $10,190,141     $ 9,694,951
    Fee Based                                                       2,821,035       2,778,963
    Interest, principally from Syndicated Properties                1,436,333         955,170
    Income from Disposal or Recovery of Non-Core Assets               168,889         808,524
    Other                                                              72,613         167,221
                                                                  -----------     -----------
                                                                   14,689,011      14,404,829
                                                                  -----------     -----------
Expenses:

    Rental Operating                                                5,251,290       5,017,829
    Fee Based                                                       1,488,552       1,572,548
    Administration                                                    971,946       1,114,901
    Interest                                                        3,863,369       3,902,570
    Depreciation                                                    1,327,904       1,267,478
                                                                  -----------     -----------
                                                                   12,903,061      12,875,326
                                                                  -----------     -----------

Income before Income Taxes                                          1,785,950       1,529,503
Provision for Income Taxes (Note 1)                                   694,600         593,000
                                                                  -----------     -----------
Income before Extraordinary Gain                                    1,091,350         936,503
Extraordinary Gain, net of Income Taxes of $167,000                         0         263,952
                                                                  -----------     -----------
Net Income                                                        $ 1,091,350     $ 1,200,455
                                                                  ===========     ===========
Net Income per Common Share:

    Income before Extraordinary Gain                              $      0.28     $      0.24
    Extraordinary Gain                                                   0.00            0.07
                                                                  -----------     -----------
    Net Income                                                    $      0.28     $      0.31
                                                                  ===========     ===========


ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion explains material changes in the Company's results of operations, comparing the three months ended March 31, 1996 and 1995 and significant developments affecting financial conditions since the end of 1995. The following discussion should be read in conjunction with the historical financial statements of the Company.

         The financial statements for the three months ended March 31, 1995 do not include the results of operations (revenues, expenses or depreciation) attributable to the Operating Real Estate Assets, formerly classified as Real Estate Assets Held for Sale. Commencing January 1, 1996 the results of operations, including depreciation of the Real Estate Assets, have been included in the Consolidated Statements of Income (SEE ITEM 1 - NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). Therefore, the Consolidated Statement of Income for the three months ended March 31, 1996 is not comparable to the three months ended March 31, 1995. In order to facilitate the comparison of operations, the notes to the financial statements include a "proforma" consolidated income statement for the three months ended March 31, 1995, prepared as if the Wholly Owned Properties were previously consolidated (SEE
ITEM 1 - NOTE 5 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). The following discussion of results of operations is based upon the Proforma Income Statement included in the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

         Rental Revenues and Other Operating Real Estate Revenues - Net are derived from the Wholly Owned Properties which operate apartment communities that comprise the Company's Operating Real Estate Assets. Revenues increased approximately $495,000, or 5.1%, for the three months ended March 31, 1996, as compared to the same period in 1995. The increase was primarily due to the increase in average rent per unit from $363 in 1995 to $378 in 1996. At March 31, 1996 the average economic occupancy of Wholly Owned Properties was 89.7% of the property potential as compared to 91.6% at March 31, 1995. Economic occupancy is defined as the amount of revenue collected from residents as a percentage of the revenue a property could generate if all units were rented (SEE ITEM 1 - NOTES 1 AND 5 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

         Fee Based Revenues are comprised of Management Services and Advisory Services revenues generated from services provided to Syndicated Properties and residents at the Wholly Owned and Syndicated Properties (collectively the "Properties"). Management Services revenues principally relate to property management and accounting services provided to the Syndicated Properties. Ancillary Services (a department of Management Services) revenues consist principally of revenue generated from the sale of replacement and maintenance material to the Syndicated Properties. In addition, Ancillary Services revenues include revenue generated from furniture leasing and renter's insurance products provided to residents of the Properties. Advisory Services revenues consist of partnership administration fees as well as fees generated from loan refinancing and restructuring.

         The following are the major components of Management Services Revenues and Advisory Services Revenues for the three months ended March 31, 1996 as compared to the same period in 1995:

                                                              1996            1995
                                                           ----------      ----------
Management Services:

  Property Management Services:
      Property Management and Accounting Services          $1,929,276      $1,808,412
      Other Management Service Fee Revenues                   362,337         372,723

  Ancillary Services:

      Furniture Leasing and Renters Insurance                  93,531         124,036
      Replacement and Maintenance Material Revenues-net       116,568          81,173
                                                           ----------      ----------
Total Management Services Revenues                          2,501,712       2,386,344
                                                           ----------      ----------
Advisory Services:

  Partnership Administration & Other Fees                     292,756         285,049
  Loan Refinancing and Restructuring Fees                      26,567         107,570
                                                           ----------      ----------
Total Advisory Services Revenues                              319,323         392,619
                                                           ----------      ----------
Total Fee Based Revenues                                   $2,821,035      $2,778,963
                                                           ==========      ==========


         Fee Based Revenues increased approximately $42,000 in the first three months of 1996 as compared to the same period in 1995. The increase was due to an approximately $115,000 increase in Management Services revenues offset by an approximately $73,000 decrease in Advisory Services revenue. The decline in Advisory Services revenues was principally due to a decrease of approximately $81,000 in loan refinancing and restructuring fees in the first three months of 1996 as compared to the same period in 1995. Loan refinancing and restructuring fees are subject to significant fluctuation from period to period based upon the volume of loans maturing in a given year, a property owner's ability to refinance based on the current interest rate environment and the Properties' ability to pay the fee. The increase in Management Services revenues was due to an increase in management and accounting services fees of approximately $120,800. The increase was due to the management of six Properties returned to the Company due to the cancellation of a third party management contract in the third quarter of 1995 and a 5.6% increase in rental revenues on the Syndicated Properties. Ancillary Services revenues related to replacement and maintenance material sales to properties increased by approximately $35,000. The increased sales were attributable to the deferred maintenance escrow funds established with the refinancing and restructuring of mortgage debt on a significant number of the Syndicated Properties in prior years. The decrease in furniture leasing and renter's insurance of approximately $30,500 was principally due to a decrease in the annual rebate on renter's insurance received in the first quarter of 1995 as compared to the first three months of 1996. The rebate is based upon the residents' insurance claims experience factor for the previous year.

         Interest Income increased approximately $481,000 in the first three months of 1996 as compared to the same period in 1995. Interest Income is primarily derived from the interest collected or accrued on the recorded value of interests in, and receivables from, Syndicated Properties (SEE NOTE 1 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). The increase in Interest Income was primarily due to improved cash flow on the Syndicated Properties as a result of lower debt service requirements. Although there can be no assurances, Interest Income should continue to be favorably impacted in the future from the improved cash flow on the Syndicated Properties.

         Income from Disposal or Recovery of Non-Core Assets decreased approximately $640,000 in the first three months of 1996 as compared to the same period in 1995. This income is derived from the net disposition proceeds of Non-Core Assets in excess of the aggregate recorded value of these assets. During 1994 the Company recovered the entire recorded value of these assets and, as a result, began recognizing the proceeds, net of collection and closing costs, as income. Additional income from the disposal of Non-Core Assets and recovery of investor notes receivable may be recognized in the future, although at significantly lower levels than recognized in 1995. Income from Disposal of Non-Core Assets is not a recurring, long term source of revenue.

         Other Revenues decreased approximately $95,000 in the first three months of 1996 as compared to the same period in 1995. The decrease was principally due to the collections of fully reserved receivables due from Syndicated Properties in 1995.

         Rental Operating Expense increased approximately $233,000 for the three months ended March 31, 1996 as compared to the same period in 1995. Improvements and replacement expenses, in the aggregate, increased approximately $117,000, principally due to expenditures of escrow funds established in connection with refinancing transactions. The majority of the remaining increase in expenses in 1996 as compared to 1995 relates to exterior grounds maintenance and repairs. The seasonal costs associated with the spring grounds maintenance and repairs were incurred earlier in 1996 versus 1995.

         Fee Based Expenses decreased approximately $84,000 in the first three months of 1996 as compared to the same period in 1995. The decrease in Fee Based Expenses reflects the ongoing staff reductions and realignments implemented by the Company.

         Administration Expenses decreased approximately $143,000 in the first three months of 1996 as compared to the same period in 1995. The decrease in administrative expenses also was due to staff reductions and realignments.

         Interest Expense decreased approximately $39,000 in the first three months of 1996 as compared to the same period in 1995. Interest Expense on the corporate debt decreased approximately $68,000. This decrease is due primarily to the Company's refinancing of its corporate credit facility with the Bank, at the Bank's prime rate of interest minus 1.0%, as compared to an interest rate of prime plus 0.5% with the Company's previous lender. Interest Expense related to mortgages on Operating Real Estate Assets increased approximately $29,000.

         Depreciation Expense increased approximately $60,000 in the first three months of 1996 as compared to the same period in 1995. The increase primarily is due to the amortization of loan costs capitalized in connection with the refinancing of corporate debt and real estate mortgages.

         Income before Extraordinary Gain amounted to $1.1 million, or $.28 per share, for the three months ended March 31, 1996 as compared to approximately $936,000, or $.24 per share, for the same period in 1995. The extraordinary gain, net of taxes, of approximately $264,000 in 1995 was due to debt forgiveness related to debt restructuring on certain Wholly Owned Properties. Net income was $1.1 million, or $.28 per share, in 1996, as compared to $1.2 million, or $.31 per share, for the same period in 1995.

Earnings before Interest, Taxes, Depreciation and Amortization

         The Company believes that earnings before interest, income taxes, depreciation, amortization and extraordinary items ("EBITDA") is a significant indicator of the strength of its results. EBITDA is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures, including expenditures for acquisitions. EBITDA does not represent cash flow as defined by generally accepted accounting principles and does not necessarily represent amounts of cash available to fund the Company's cash requirements. EBITDA increased 4.1% from $6.7 million for the three months ended March 31, 1995 to $7.0 million for the same period in 1996. EBITDA, excluding the non-recurring item, Income from Disposal or Recovery of Non-Core Assets, increased 15.6% from $5.9 million for the three months ended March 31, 1995 to $6.8 million for the same period in 1996.

Funds from Operations of Wholly Owned Properties

         Funds from Operations ("FFO") is a financial statistic used to measure real estate operating results. FFO, as defined by the Company, represents income from the Wholly Owned Properties excluding depreciation, extraordinary gains and funding from escrows for deferred maintenance. FFO for the three months ended March 31, 1996, as compared to the same period in 1995 without intercompany eliminations of approximately $846,000 and $831,000 of Fee Based Revenues for the first quarter of 1996 and 1995, respectively, is as follows:

                                                                                     Proforma
                                                                3 Months Ended    3 Months Ended
                                                                March 31, 1996    March 31, 1995
                                                                --------------    --------------
Rental Revenues                                                  $10,190,141         $9,694,951
Operating Expenses                                                 4,644,628          4,244,389
                                                                 -----------         ----------
Net Operating Income                                               5,545,513          5,450,562

Improvement and Replacement Expense                                  653,603            536,150
Interest Expense                                                   3,563,509          3,534,803
Other                                                                311,602            517,086
Depreciation                                                       1,200,135          1,143,825
                                                                 -----------         ----------
Loss before Income Taxes                                            (183,336)          (281,302)
                                                                 -----------         ----------

Add:     Improvements and Replacements funded                        198,722            330,722
         from Deferred Escrows

         Depreciation                                              1,200,135          1,143,825
                                                                 -----------         ----------
Funds from Operations                                            $ 1,215,521         $1,193,245
                                                                 ===========         ==========

         The 1.9% increase in FFO is reflective of the factors that determined rental revenues and rental operating expenses as discussed in "RESULTS OF OPERATIONS".

Net Operating Income of Syndicated Properties

         The following table summarizes unaudited comparable revenues, operating expenses and net operating income ("NOI") for the 414 Syndicated Properties in operation for both the three months ended March 31, 1996 and 1995.

                                                             3 Months Ended    3 Months Ended
                                                             March 31, 1996    March 31, 1995
                                                             --------------    --------------
         Rental Revenues                                       $30,139,815       $28,532,966
         Operating Expenses                                     14,128,569        12,641,976
                                                               -----------       -----------
         Net Operating Income                                  $16,011,246       $15,890,990
                                                               ===========       ===========

         NOI increased approximately $120,000, or 1.0%, for the three months ended March 31, 1996 as compared to 1995. The Syndicated Property performance for the first quarter of 1996, as compared to 1995, is comparable to the Wholly Owned Properties, and the items that influenced their performance in 1996 as compared to 1995.

Net Income, Excluding Non-Recurring Items

         The Company generated non-recurring revenues for the period ended March 31, 1996 and 1995, that obscure the recurring earnings performance of the Company. The recurring earnings from operations are derived from the Company's investments of equity in real property as well as a provider of services to Properties and residents.

         Net Income, Excluding Non-Recurring Items reflects net income as adjusted to eliminate revenues, expenses and extraordinary gains which occur on a one-time basis or are not forecast as long term sources of income to the Company. The following reflects the revenue and expenses eliminated in determining Net Income, Excluding Non-Recurring Items.

                                                                           Proforma
                                                               1996          1995
                                                            ----------    ----------
Net Income                                                  $1,091,350    $1,200,455
                                                            ----------    ----------
Non-Recurring Items:
   Extraordinary Gain, net of Income Taxes                                  (263,952)
   Income from Disposal or Recovery of Non-Core Assets        (168,889)     (808,524)
   Income Taxes related to Non-Recurring Items                  65,700       313,400
                                                            ----------    ----------
Total Non-Recurring Items                                     (103,189)     (759,076)
                                                            ----------    ----------
Net Income, Excluding Non-Recurring Items                   $  988,161    $  441,379
                                                            ==========    ==========

         Net Income, Excluding Non-Recurring Items increased approximately 124.0%, or $547,000, in 1996 as compared to 1995. The significant factors contributing to this increase, as adjusted for non-recurring items, are as follows:

                                                          Increases/(Decrease)
                                                            in Net Income--
                                                             Excluding Non-
                                                            Recurring Items
                                                          --------------------
Increase in Rental Revenues                                       $ 495,190
Increase in Interest Income                                         481,163
Increase in Fee Based Revenues                                       42,072
(Decrease) in Other Income                                          (94,608)
(Increase) in Rental Operating Expenses                            (233,461)
Decreases in Fee Based and Administration Expenses                  226,951
(Increase) in Interest and Depreciation Expense                     (21,225)
Income Tax Effect                                                  (349,300)
                                                                  ---------
                                                                  $ 546,782
                                                                  =========

         See "RESULTS OF OPERATIONS" for specific discussion of non-recurring items as well as the explanations for the changes in recurring revenues and expenses which generated the increase in Net Income, Excluding Non-Recurring Items. Although there can be no assurance, management believes that Net Income, Excluding Non-Recurring Items will continue to be favorably impacted by (i) continued increases in Interest Income resulting from improved cash flow as first mortgage loans on certain of the Properties are refinanced and (ii) overall operating performance increases at the Properties.

         LIQUIDITY AND CAPITAL RESOURCES

         Liquidity

         The Company anticipates that cash flow from its operations and borrowings available under the Company's credit facility should be adequate to meet the foreseeable capital and liquidity needs of the Company. The Company is exploring alternative financing sources to provide bridge or supplemental funding for the refinancing of mortgages on certain properties. If the Company is successful in implementing potential future growth plans, it may be necessary to seek alternative sources of debt or equity capital.

         In August 1995, The Bank and The Company entered into on a new credit facility that retired the Company's credit facility with The Huntington National Bank ("HNB") as well as provided additional borrowing capacity with more flexible terms. The new credit facility has lower interest rates than the previous facility with HNB and also reduced or eliminated certain restrictive covenants. On March 31, 1996, the Company had unrestricted credit availability of approximately $10.7 million.

         The new credit facility provides credit up to $32.0 million, and is comprised of: a $3.0 million revolving line of credit for operating needs subject to annual review and extension by the Bank; a $7.0 million line of credit for acquisitions and Property debt restructuring (the "Acquisition Line") due in six years with interest only, payable in the first year; and a $22.0 million reducing balance line of credit (the "Reducing Line") due in six years with interest, only, payable during the first year (collectively, the "Loans"). The Reducing Line was used to retire the HNB credit facility. The credit facility provided that the interest rate on the Loans would be the Bank's prime rate of interest minus 1%, however, in February 1996, the Company entered into an agreement with the Bank to fix the interest rate on the Acquisition Line at 7.25% with principal amortization in 60 equal monthly installments beginning in March 1996. Excess corporate cash is applied to pay down the Reducing Line and may be reborrowed as needed. The Bank's prime rate of interest averaged 8.25% during the first quarter of 1996 as compared to an average HNB prime rate of interest of 9.0% in the first quarter of 1995.

         The following discussion regarding liquidity and capital resources should be read in conjunction with the Company's Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995 and the Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995.

         The principal sources of liquidity for the Company are cash flow from its operations and borrowing available under the Company's credit facility. The Company's Net Cash Provided by Operating Activities increased $1.1 million for the three months ended March 31, 1996 as compared to the same period in 1995. The increase was due primarily to $1.3 million of operating cash flow from Real Estate Assets as reclassified from Investing Activities (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). Payments related to non-recurring items included in operating activities reflects payments related to the Company's Plan of Reorganization, the 1996 corporate restructuring and tender offer costs incurred in 1995. These costs increased, primarily due to corporate restructuring costs paid in 1996.

         Net Cash Provided by Investing Activities was approximately $899,000 for the three months ended March 31, 1996, as compared to net cash used in Investing Activities of $1.0 million for the same period in 1995. The change was due to $1.3 million of net cash flow provided by operations of the Real Estate Assets being reclassified to operating cash flow in 1996 based on the change in presentation of the Wholly Owned Properties from held for sale to operating assets. This decline in investing cash flow was more than offset by approximately $2.4 million of funds used in 1995 for advances to certain Syndicated Properties and the acquisition of Real Estate Assets versus the net repayment of advances of $1.0 million in 1996 (See "Financing and Debt Restructuring").

         The Company's capital expenditures for the first quarter of 1996 amounted to approximately $71,000, funded from cash flow and the Company's credit facility. The Company anticipates that its capital needs in the future can be satisfied out of cash flow from operations or the Company's credit facility. The Company is currently evaluating all of its software systems in order to obtain optimal efficiencies from technology. The outcome of this review has not been finalized and the additional capital expenditures for new technology has not been determined. The Company currently forecasts normal recurring capital expenditures of approximately $400,000 in 1996 as compared to actual annual expenditures in 1995 of approximately $398,000.

         Capital Expenditures, combined with Improvement and Replacement Expense for the Operating Real Estate Assets, were approximately $716,000 during the first three months of 1996. These costs are funded from Wholly Owned Properties cash flow, maintenance escrow funds or by the mortgage lender to the applicable Property. The 1996 budget for capital expenditures, improvement and replacement expense for the Operating Real Estate Assets is $4.3 million, or $489 per unit, as compared to annual actual expenditures in 1995 of $4.0 million, or $454 per unit. Approximately $2.5 million, or $284 per unit, of the $4.3 million relates to non-recurring deferred maintenance which principally will be funded from escrows established by the mortgage refinancing and restructuring transactions completed in prior years.

         Financing And Debt Restructuring of the Properties

         During the first three months of 1996, the Company refinanced mortgage debt and related interest on two Wholly Owned Properties (SEE NOTE 3 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS) and three Syndicated Properties. The new mortgages on these five Properties were obtained through Donaldson, Lufkin & Jenrette Securities Corporation. The new mortgages bear a fixed rate of interest ranging from 7.87% to 8.03% with 25 year amortization and 10 year maturity.

         Aggregate mortgage debt and related interest on the three Syndicated Properties of approximately $3.2 million was refinanced with debt discounts obtained of approximately $214,000. The refinancing funded improvement and replacement, tax and working capital escrows of approximately $65,000. Although there can be no assurance, management expects that cash flow will increase from these Syndicated Properties due to lower debt service requirements achieved with the reduction in debt. Increased cash flow at the Syndicated Properties, if any, may enhance recovery of Interests in and Receivables from Syndicated Properties, including Interest Income, to the Company in the future.

         In June 1995, the Company purchased from a mortgage lender the mortgages on one Syndicated Property and four Wholly Owned Properties, financed with a $7.8 million note payable. In the first quarter 1996, the Company obtained permanent mortgages on the Syndicated Property and one Wholly Owned Property. The proceeds of the refinancing on the Syndicated Property of $1.2 million were applied to the Company's note payable.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           The Company has reached a tentative settlement in The Estate of Harold Murphy, et al v. Cardinal Realty Services, Inc. Et al., pending in the United States District Court for the Southern District of Indiana. Once consummated, the settlement would result in the judgment entered against the Company being vacated, a withdrawal of the pending action and a release of all claims against the Company in consideration of the Company's payment of $370,000 to the Plaintiffs. Pursuant to the terms of the proposed settlement, there will be no admission of liability.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           The Company, in its capacity as general partner of, and as agent for, the limited partnerships which own the Company's Properties, has engaged Paine Webber Incorporated ("Paine Webber") as its financial advisor and investment banker in connection with the potential refinancing of a significant number of the mortgage loans outstanding to the limited partnerships. Subject to, among other things, movements in interest rates and the satisfactory completion of due diligence, the Company and Paine Webber intend to identify those existing mortgage loans which are susceptible to prepayment and which may be refinanced upon generally favorable terms in order to facilitate the reduction of the debt service constants applicable thereto, thereby directly improving the cash flow of the limited partnerships, and indirectly improving the Company's cash flow, EBITDA and FFO. If such opportunities are identified, the Company would utilize Paine Webber's services in the arrangement or origination of the refinancing mortgage loans. It is anticipated that, if such refinancings can be successfully arranged, the Company would be called upon to advance funds to limited partnerships which might be necessary to achieve closings of many of the mortgage loans. It is the Company's intention that any such refinanced mortgage loans will bear interest at a fixed rate of interest and require principal amortization upon terms at least commensurate with prevailing commercial multifamily mortgage loan market terms generally.

           In the Company's normal course of arranging for financing necessitated by the maturity of outstanding partnership mortgage loans or otherwise, the Company has retained First Union Capital Markets Group ("First Union") to provide mortgage loans for approximately 25-30 partnerships. Although there can presently be no assurance that any of such loans will be consummated with First Union, the Company anticipates that these loans, to the extent consummated, will be on terms at least commensurate with prevailing commercial multifamily mortgage loan market terms generally.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                                  EXHIBIT INDEX

        Exhibit No.           Description                   Sequential Page
        -----------   ----------------------------      ----------------------

            11.1      Statement re: computation of      See Note 1 of Notes to
                      Per Share Earnings                Consolidated Financial
                                                        Statements

           b)   Reports on Form 8-K

                Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CARDINAL REALTY SERVICES, INC.

                              (Registrant)

 Dated:  May 13, 1996   By: /s/ John B. Bartling, Jr.
                            ----------------------------------------------------
                            John B. Bartling, Jr.
                            President and Chief Executive Officer



 Dated:  May 13, 1996   By: /s/ David P. Blackmore
                            ----------------------------------------------------
                            David P. Blackmore
                            Executive Vice President and Chief Financial Officer (Principal Accounting Officer)