Form 10-K405/A
period 1995-12-31
CARDINAL REALTY SERVICES INC
filed 1996-06-10
CIK 903324

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                         COMMISSION FILE NUMBER 0-21670

                         CARDINAL REALTY SERVICES, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  OHIO                                                31-4427382
- ---------------------------------------------               --------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)


6954 AMERICANA PARKWAY, REYNOLDSBURG, OHIO                             43068
- --------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (614) 759-1566
           ----------------------------------------------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                      SHARES OF COMMON STOCK, NO PAR VALUE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 8-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of March 20, 1996, the aggregate market value of voting stock held by non-affiliates (based on total shares outstanding reduced by the number of shares held by directors, officers, and other affiliates) of the Registrant was $63,783,413 based on the closing price reported on the National Association of Securities Dealers Automated Quotation National Market System.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES   X   NO
                         ------   ------

As of March 20, 1996, there were 3,836,666 shares of Common Stock outstanding, of which 209,982 shares were treasury shares.

The following document is incorporated herein by reference: the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders (into Part III of this report).


                               Page 1 of 9 Pages

                              PRELIMINARY STATEMENT
                              ---------------------


         This Form 10-K/A is being filed by Cardinal Realty Services, Inc. (the "Company") in order to correct certain inaccuracies previously reported in Part I, Item 3 Legal Proceedings and to update the Exhibit Index of the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1995. In particular, the inaccuracies referred to involve the Company's statement of the time upon which the Company first became aware that certain of its properties in Florida and Georgia had been damaged due to termite infestation as well as certain other matters regarding the Company's pending legal proceedings captioned as Cardinal Industries, Inc. v. National Union Fire Insurance Company of Pittsburgh, PA et al. now pending in the United States District Court for the Southern District of Ohio, Eastern Division. In accordance with the rules of the Securities and Exchange Commission, the Company has amended and restated in its entirety Part I, Item 3 Legal Proceedings and the Exhibit Index of its previously filed Annual Report on Form 10-K for its fiscal year ended December 31, 1995 under cover of this Form 10-K/A.

ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

         In 1991, the Company became aware that certain Properties in Florida and Georgia had been damaged due to termite infestation. In May 1991, the Company filed the first of numerous claims regarding the damage with National Union Fire Insurance Company of Pittsburgh, PA ("National Union"), the insurance carrier for the affected Properties, and with Associated Lawn and Pest Control, Inc. ("Associated"), the contractor responsible for providing termite protection to substantially all of the affected Properties. National Union denied coverage for the damage on all of such properties (117 of which were Syndicated Properties). On September 8, 1992, the Company filed an adversary proceeding against National Union and Associated seeking recovery of the claims under National Union's insurance policy and Associated's service contract warranties. The Company is seeking damages for, among other things, repair of the termite damage, loss of rental income, cost of retreatment and cost of obtaining adjustment of the claims. In addition, punitive damages for bad faith are being sought against National Union and a claim for fraud was alleged against Associated. In December 1994, National Union filed an amended answer to the Company's complaint which contained counter-claims seeking to reform its insurance policy in order to exclude coverage for termite damage due to an alleged mutual mistake, and alleging negligent and intentional spoliation of evidence. The adversary proceeding has been transferred to the United States District Court for the Southern District of Ohio, Eastern Division, for further proceedings under the name Cardinal Industries, Inc. v. National Union Fire Insurance Company of Pittsburgh, PA, et al. In November 1995, the Company settled its claims against Associated in exchange for payment of $1,240,000, portions of which were distributed to legal counsel, the Company and the affected Properties. The remaining parties are engaged in discovery.

         In December 1993, National Union produced reports from its construction experts, estimating that repair costs may be $31 million for the affected Properties. Neither the Company nor the majority of the partnerships which own the affected Properties could bear that level of expense in the absence of a recovery from National Union. Failure to make the repairs will prevent the affected Properties from enhancing their revenues, but such failure to repair has not resulted in, and is not expected to result in, any material deterioration in revenues. The Company currently expects to recover all, or a substantial portion of, the repair costs actually incurred by the affected Properties, but there can be no assurance that the outcome of this litigation will be favorable, or will fully compensate the Company. Proportionate litigation costs are being borne by the affected Properties, to the extent of their ability to pay them.

         The Company was named a defendant in an action alleging employment discrimination on the basis of disability in The Estate of Harold Murphy, et al
v. Cardinal Realty Services, Inc., et al., pending in the United States District Court for the Southern District of Indiana. On October 27, 1995, a judgment was entered against the Company based upon a jury award of $365,000 plus legal fees to be determined. The Company vigorously defended the lawsuit, and has filed a motion with the Court seeking a judgment in its favor notwithstanding the jury's verdict, or alternatively to reduce the judgment substantially, which matter is under advisement by the Court. In addition, the Company has preserved its right to appeal from the judgment.

         SEE NOTE 12 TO NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  EXHIBIT INDEX

                                 1995 Form 10-K


  EXHIBIT                                                                           SEQUENTIAL
    NO.                            DESCRIPTION                                         PAGE
    ---                            -----------                                         ----
    2.1        Third Amended Disclosure Statement Pursuant           Incorporated by reference to Exhibit
               to Section 1125 of Bankruptcy Code to                 2.1 to the Company's Registration
               Accompany the Plan of Reorganization of Jay           Statement on Form 10
               Alix, Chapter 11 Trustee for Cardinal Industries,     (the "Form 10")
               Inc. and its Substantively Consolidated
               Subsidiaries and Third Amended Plan of
               Reorganization of Jay Alix, Chapter 11 Trustee,
               for Cardinal Industries, Inc. and its
               Substantively Consolidated Subsidiaries

    2.2        Findings of Fact, Conclusions of Law and Order        Incorporated by reference to Exhibit
               Confirming Third Amended Plan of                      2.2 to the Form 10
               Reorganization of Jay Alix, Chapter 11 Trustee,
               for Cardinal Industries, Inc. and its
               Substantively Consolidated Subsidiaries

    3.1        Amended and Restated Articles of Incorporation        Incorporated by reference to Exhibit
               filed September 11, 1992 with the Ohio                3.1 to the Form 10
               Secretary of State


    3.2        Certificate of Amendment to the Articles of           Incorporated by reference to Exhibit
               Incorporation filed October 27, 1992 with the         3.2 to the Form 10
               Ohio Secretary of State

    3.3        Certificate of Amendment to the Articles of           Filed as an Exhibit to this Form 10-K
               Incorporation filed January 9, 1996 with the          on page 66
               Ohio Secretary of State

    3.4        Amended Code of Regulations                           Incorporated by reference to Exhibit
                                                                     3.3 to the Company's Annual Report
                                                                     on Form 10-K for the fiscal year
                                                                     December 31, 1993 (the "1993 Form
                                                                     10-K")

    4.1        Form of Common Stock Certificate                      Incorporated by reference to Exhibit
                                                                     4.1 to Form 10

   10.1        Loan and Security Agreement, dated as of              Filed as an Exhibit to this Form 10-K
               August 11, 1995, between The Provident Bank           on page 72
               and the Company and certain of its subsidiaries

  EXHIBIT                                                                           SEQUENTIAL
    NO.                            DESCRIPTION                                         PAGE
    ---                            -----------                                         ----
   10.2        Cognovit Promissory Note dated August 11,             Filed as an Exhibit to this Form 10-K
               1995 in the amount of $22,000,000 issued by           on page 128
               the Company and certain of its subsidiaries in
               favor of The Provident Bank.

   10.3        Cognovit Promissory Note dated August 11,             Filed as an Exhibit to this Form 10-K
               1995 in the amount of $3,000,000 issued by the        on page 153
               Company and certain of its subsidiaries in favor
               of The Provident Bank.

   10.4        Cognovit Promissory Note dated August 11,             Filed as an Exhibit to this Form 10-K
               1995 in the amount of $7,000,000 issued by the        on page 176
               Company and certain of its subsidiaries in favor
               of The Provident Bank.

   10.5        Agreement for Modification of Management              Filed as an Exhibit to this Form 10-K
               Agreement dated as of August 11, 1995 among           on page 199
               Cardinal Apartment Management Group, Inc.,
               the Company and certain of its subsidiaries

   10.6        Assignment of Management Contracts dated              Filed as an Exhibit to this Form 10-K
               August 11, 1995 between Cardinal Apartment            on page 215
               Management Group, Inc. and The Provident
               Bank

   10.7        Stock Pledge Agreement dated August 11, 1995          Filed as an Exhibit to this Form 10-K
               between Cardinal Realty Services, Inc. and The        on page 237
               Provident Bank

   10.8        Stock Pledge Agreement dated August 11, 1995          Filed as an Exhibit to this Form 10-K
               between Cardinal Industries of Texas, Inc. and        on page 271
               The Provident Bank

   10.9        Stock Pledge Agreement dated August 11, 1995          Filed as an Exhibit to this Form 10-K
               between Cardinal Industries Development               on page 279
               Corporation and The Provident Bank

   10.10       Stock Pledge Agreement dated August 11, 1995          Filed as an Exhibit to this Form 10-K
               between Cardinal Realty Company and The               on page 287
               Provident Bank

   10.11       Limited Power of Attorney dated August 11,            Filed as an Exhibit to this Form 10-K
               1995 by certain subsidiaries of the Company to        on page 297
               the Company

  EXHIBIT                                                                           SEQUENTIAL
    NO.                            DESCRIPTION                                         PAGE
    ---                            -----------                                         ----
   10.12       Limited Power of Attorney dated August 11,            Filed as an Exhibit to this Form 10-K
               1995 by the Company and certain of its                on page 300
               subsidiaries to The Provident Bank

   10.13       Waiver Agreement dated August 11, 1995                Filed as an Exhibit to this Form 10-K
               among The Provident Bank and the Company              on page 304
               and certain of its subsidiaries

   10.14       Post Closing Agreement dated as of August 11,         Filed as an Exhibit to this Form 10-K
               1995 among The Provident Bank and the                 on page 307
               Company and certain of its subsidiaries

   10.15       Form of Management Agreement between                  Incorporated by reference to Exhibit
               Cardinal Apartment Management Group, Inc.             10.10 to the Form 10
               and certain Properties

   10.16       Form of Management Agreement between                  Filed as an Exhibit to this Form 10-K
               Cardinal Apartment Management Group, Inc.             on page 312
               (which was merged with and into the Company)
               and certain of the Properties (as amended
               August 11, 1995)

   10.17       Form of Partnership Asset Management                  Incorporated by reference to Exhibit
               Agreement between Cardinal Industries Services        10.11 to the Form 10
               Corporation and certain Properties

   10.18       Form of Extended Partnership Administration           Incorporated by reference to Exhibit
               Agreement between Cardinal Industries, Inc.           10.12 to the Form 10
               and certain Properties

   10.19       Form of Agreement for Tax Appeal Services             Incorporated by reference to Exhibit
               between the Company and certain Properties            10.13 to the Form 10

   10.20       Asset Purchase Agreement dated April 24,              Incorporated by reference to Exhibit
               1991, among Economy Lodging Systems, Inc.,            10.14 to the Form 10
               HMS Property Management Group, Inc.,
               Cardinal Industries, Inc. and Cardinal Industries
               Services Corporation

   10.21       Lease, dated September 24, 1992, between the          Incorporated by reference to Exhibit
               Company and the Americana Investment                  10.15 to the Form 10
               Company

   10.22       Term Lease Master Agreement and Term Lease            Incorporated by reference to Exhibit
               Supplement, dated October 6, 1992, between            10.16 to the Form 10
               the Company and IBM Credit Corporation

  EXHIBIT                                                                           SEQUENTIAL
    NO.                            DESCRIPTION                                         PAGE
    ---                            -----------                                         ----
   10.23       Bankruptcy Court Orders, entered June 28, 1990        Incorporated by reference to Exhibit
               and July 27, 1990, approving Trustee's First          10.17 to the Form 10
               Employee Retention Plan

   10.24       Bankruptcy Court Order, entered April 3, 1992,        Incorporated by reference to Exhibit
               approving Trustee's Second Employee Retention         10.18 to the Form 10
               Plan

   10.25       Description of Cash Bonus Plan of the Company         Incorporated by reference to Exhibit
                                                                     10.28 to the Form 10

   10.26       1992 Incentive Equity Plan of the Company, as         Filed as an Exhibit to this Form 10-K
               amended (effective November 30, 1995)                 on page 318

   10.27       Tax Obligation Loan Program of the Company            Incorporated by reference to Exhibit
                                                                     10.30 to the Form 10

   10.28       Form of Deferred Shares Agreement for                 Incorporated by reference to Exhibit
               Employees of the Company                              10.31 to the Form 10

   10.29       Form of Restricted Shares Agreement for Key           Incorporated by reference to Exhibit
               Employees of the Company                              10.32 to the Form 10

   10.30       Form of Restricted Shares Agreement for               Incorporated by reference to Exhibit
               Executive Officers of the Company                     10.33 to the Form 10

   10.31       Form of Non-Qualified Stock Option Agreement          Incorporated by reference to Exhibit
               for Participants in Trustee's Employee Retention      10.33 to the Form 10
               Plan

   10.32       Forms of Non-Qualified Stock Option                   Incorporated by reference to Exhibit
               Agreement for Non-Employee Directors                  10.36 to the Form 10 and Schedule
                                                                     "I" of Exhibit B to the Company's
                                                                     Proxy Statement for its Annual
                                                                     Meeting of Shareholders on
                                                                     November 30, 1995

   10.33       Form of Indemnification Agreement between             Incorporated by reference to Exhibit
               Registrant and its officers and directors             10.37 to the Form 10

   10.34       Undeliverable Distributions Trust dated as of         Incorporated by reference to Exhibit
               September 11, 1992, between Registrant and            10.38 to the Form 10
               James H. Bownas, Trustee

  EXHIBIT                                                                           SEQUENTIAL
    NO.                            DESCRIPTION                                         PAGE
    ---                            -----------                                         ----
   10.35       401(k) Plan of Registrant                             Incorporated by reference to Exhibit
                                                                     10.41 to the Form 10

   10.36       Premium Finance Agreement dated September             Filed as an Exhibit to this Form 10-K
               12, 1995 between the Company and                      on page 331
               Transamerica Insurance Finance Corporation

   10.37       Premium Finance Agreement dated December 4,           Filed as an Exhibit to this Form 10-K
               1995 between the Company and First Premium            on page 333
               Services, Inc.

   10.38       Employment Agreement dated as of December             Filed as an Exhibit to this Form 10-K
               1, 1995 between the Company and John B.               on page 335
               Bartling, Jr., President and Chief Executive
               Officer of the Company

   10.39       Severance Agreement and Mutual Release dated          Filed as an Exhibit to this Form 10-K
               as of January 16, 1996 between the Company            on page 376
               and James H. Bownas, Former Vice
               President/General Counsel of the Company

   10.40       Consulting Agreement dated as of January 19,          Filed as an Exhibit to this Form 10-K
               1996 between the Company and James H.                 on page 384
               Bownas

   10.41       Consulting Agreement dated January 29, 1996           Filed as an Exhibit to this Form 10-K
               between the Company and Robert E. Pausch,             on page 390
               Former Vice President/Finance of the Company

   10.42       Severance Agreement and Mutual Release dated          Filed as an Exhibit to this Form 10-K
               as of February 29, 1996 between the Company           on page 402
               and David E. Williams, Vice
               President/Apartment Operations of the
               Company

   11.1        Statement re: computation of per share earnings       See Index to Financial Information -
                                                                     Note 1 in the Notes to Consolidated
                                                                     Financial Statements


   21.1        Subsidiaries of Registrant                            Filed as an Exhibit to this Form 10-K
                                                                     on page 411

   22.1        Published Report Regarding Matters Submitted          Filed as an Exhibit to this Form 10-K
               to Vote of Security Holders                           on page 413


                                   SIGNATURES

         Pursuant to requirements of Rule 12b-15 under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        CARDINAL REALTY SERVICES, INC.
                                                 (Registrant)

Date: June 6, 1996                      By: /s/ John B. Bartling, Jr.
                                            -------------------------
                                            John B. Bartling, Jr., President and
                                            Chief Executive Officer