Form 10-Q
period 1996-06-30
CARDINAL REALTY SERVICES INC
filed 1996-08-14
CIK 903324

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                   Form 10-Q


            / X / Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

                                       or

            /   /   Transition Report pursuant to Section 13 or
                    15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-21670

                         Cardinal Realty Services, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                              31-4427382
- -------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification No.)

6954 Americana Parkway, Reynoldsburg, Ohio                              43068
- ------------------------------------------                        --------------
(Address of principal executive offices)                              (Zip Code)

                                 (614) 759-1566
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of August 9, 1996 there were 4,543,408 shares of common stock issued, of which 210,321 shares were treasury shares.

                   Page 1 of 152 sequentially numbered pages

                           Exhibit Index on page 28.

                             CARDINAL REALTY SERVICES, INC.
                                    AND SUBSIDIARIES

                                          INDEX


  Part I   FINANCIAL INFORMATION                                        Page No.

  Item 1.  Financial Statements:
           Consolidated Balance Sheets as of June 30, 1996
               (Unaudited) and December 31, 1995 (Audited)                     3

           Consolidated Statements of Income for the
               Three and Six Months Ended June 30, 1996 and 1995 (Unaudited)   4

           Consolidated Statement of Shareholders' Equity
               for the Six Months Ended June 30, 1996 (Unaudited)              5

           Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1996 and 1995 (Unaudited)           6-7

           Notes to Consolidated Financial Statements                       8-17

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   18-26


  Part II  OTHER INFORMATION

Item 1.    Legal Proceedings                                                  27

Item 2.    Changes in Securities                                              27

Item 3.    Defaults upon Senior Securities                                    27

Item 4.    Submission of Matters to a Vote of Security Holders                27

Item 5.    Other Information                                                  27

Item 6.    Exhibits and Reports on Form 8-K                                   28


Signatures                                                                    29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
            JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995 (AUDITED)

                                                                                          June 30,            December 31,
                                                                                             1996                 1995
                                                                                     =================    ==================
                                        ASSETS
Operating Real Estate (Note 2):
   Land                                                                               $      23,756,734    $       24,082,635
   Building and Improvements                                                                141,041,101           143,193,921
                                                                                      -----------------    ------------------
                                                                                            164,797,835           167,276,556


   Accumulated Depreciation                                                                  (2,295,860)                    0
                                                                                      -----------------    ------------------
                                                                                            162,501,975           167,276,556
Interests in and Receivables from Syndicated Partnerships (Notes 1 and 4)                    51,536,323            52,591,444
Cash (Note 1)                                                                                 3,568,629             2,751,986
Accounts Receivable, Affiliates (less an allowance
   of $2,295,007 at June 30, 1996 and $2,468,845 at
   December 31, 1995), Residents and Officers (Note 4)                                        2,753,920             5,088,478
Furniture, Fixtures and Other, Net                                                            1,255,189             1,312,228
Funds Held in Escrow (Note 1)                                                                10,069,609             9,390,610
Prepaids and Other (Note 1)                                                                   4,395,359             3,930,099
                                                                                      -----------------    ------------------
                                                                                      $     236,081,004    $      242,341,401
                                                                                      =================    ==================
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages, Term Debt and Other Notes Payable:
   Mortgages on Operating Real Estate (Notes 2 and 3)                                 $     147,286,196    $      151,130,612
   Term Debt                                                                                 20,117,307            20,470,205
   Other Notes Payable                                                                          111,116             1,453,553
                                                                                      -----------------    ------------------
                                                                                            167,514,619           173,054,370
Accounts Payable                                                                              1,352,847             1,350,641
Accrued Interest, Real Estate and Other Taxes (Notes 2 and 3)                                 4,293,955             4,532,148
Other Accrued Expenses                                                                        6,374,035             9,716,866
Other Liabilities                                                                             2,447,942             2,441,282
                                                                                      -----------------    ------------------
   Total Liabilities                                                                        181,983,398           191,095,307
                                                                                      -----------------    ------------------
Shareholders' Equity (Note 1):
   Preferred Stock,  1,500,000 shares authorized,  no shares issued
   Common Stock, 13,500,000 shares authorized with no stated value,
       3,634,384 and 3,603,160 shares issued and outstanding
       at June 30, 1996 and December 31, 1995, respectively                                  29,122,547            29,122,547
   Additional Paid-in Capital (Note 1)                                                        9,464,094             8,461,216
   Retained Earnings                                                                         15,510,965            13,662,331
                                                                                      -----------------    ------------------
                                                                                             54,097,606            51,246,094
                                                                                      -----------------    ------------------
                                                                                      $     236,081,004    $      242,341,401
                                                                                      =================    ==================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THREE AND SIX MONTHS
                          ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                    Three Months Ended                Six Months Ended
                                                            -------------------------------  -----------------------------------
                                                             June 30, 1996   June 30 ,1995    June 30, 1996     June 30, 1995
                                                            --------------- ---------------  ---------------   ---------------
                                                                              (Restated -                        (Restated -
                                                                             Notes 1 and 5)                     Notes 1 and 5)
Revenues:
   Rental and Other Operating Real Estate Revenues-Net      $    10,253,671                  $    20,443,812
   Fee Based                                                      2,762,388 $     3,940,293        5,583,423   $     7,550,392
   Interest, Principally from Syndicated Partnerships             1,510,352       1,007,536        2,946,685         1,962,706
   Income from Disposal or Recovery of Non-Core Assets-Net          105,803       1,006,663          274,692         1,815,187
   Other                                                             79,042         193,257          151,655           360,478
                                                            --------------- ---------------  ---------------   ---------------
                                                                 14,711,256       6,147,749       29,400,267        11,688,763
                                                            --------------- ---------------  ---------------   ---------------

Expenses:
   Rental Operating                                               5,186,661                       10,437,951
   Fee Based                                                      1,607,400       2,138,769        3,095,952         4,251,938
   Administration                                                 1,149,788       1,025,660        2,121,734         2,151,279
   Restructure Costs                                                300,000               0          300,000                 0
   Interest - Wholly Owned Property Debt                          3,636,670               0        7,200,179                 0
   Interest - Corporate Debt                                        261,606         418,280          561,466           786,048
   Depreciation                                                   1,324,447         123,756        2,652,351           247,409
                                                            --------------- ---------------  ---------------   ---------------
                                                                 13,466,572       3,706,465       26,369,633         7,436,674
                                                            --------------- ---------------  ---------------   ---------------

Income Before Income Taxes                                        1,244,684       2,441,284        3,030,634         4,252,089
Provision for Income Taxes (Note 1)                                 487,400         947,000        1,182,000         1,649,000
                                                            --------------- ---------------  ---------------   ---------------
Income before Extraordinary Gain                                    757,284       1,494,284        1,848,634         2,603,089
Extraordinary Gain, net of Income Taxes of
   $343,000 and $510,000, respectively (Note 3)                           0         540,070                0           804,021
                                                            --------------- ---------------  ---------------   ---------------
Net Income                                                  $       757,284 $     2,034,354  $     1,848,634   $     3,407,110
                                                            =============== ===============  ===============   ===============

Net Income per Common Share:
   Income Before Extraordinary Item                                   $0.19           $0.39            $0.47             $0.68
   Extraordinary Gain                                                  0.00            0.14             0.00              0.21
                                                            --------------- ---------------  ---------------   ---------------
   Net Income                                                         $0.19           $0.53            $0.47             $0.89
                                                            =============== ===============  ===============   ===============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)

                                                        Common Stock
                                               ------------------------------     Additional        Retained
                                                 Shares           Amount       Paid-in Capital      Earnings             Total
                                               ------------  ----------------  ---------------  ----------------    ---------------

Balance,  January 1, 1996                        3,603,160   $     29,122,547  $     8,461,216  $     13,662,331    $    51,246,094

Shares issued, in connection with
the claims resolution process (Note 1)               7,432

Exercise of options under non-qualified
stock option plan and restricted stock awards
compensation                                        25,519                              67,050                               67,050


Less:  Treasury shares from the redemption
       of stock held by Syndicated Partnerships     (1,727)                            (31,330)                             (31,330)

Credit from utilization of pre-confirmation tax
benefits (Note 1)                                                                      967,158                              967,158

Net Income for the period                                                                              1,848,634          1,848,634

                                               -----------   ----------------  ---------------  ----------------    ----------------
Balance, June 30, 1996 (Note 1)                  3,634,384   $     29,122,547  $     9,464,094  $     15,510,965    $    54,097,606
                                               ===========   ================  ===============  ================    ===============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996, AND 1995
                                   (UNAUDITED)

                                                                                     Six Months Ended        Six Months Ended
                                                                                      June 30, 1996            June 30, 1995
                                                                                  ----------------------    -------------------
Cash Flows provided by Operating activities:
  Management and Advisory Service activities:
   Cash received from Fee Based activities                                        $           10,845,158    $        10,748,928
   Cash received from Interests in and Receivables from Syndicated Partnerships                2,726,236              1,677,192
   Cash Receipts -- other                                                                        853,392              2,269,908
   Cash paid to Vendors, Suppliers and Employees                                             (11,298,566)           (10,782,381)
   Interest paid on Term Debt and Other Notes Payable                                           (576,211)              (769,656)
   Income Taxes paid - City and State                                                           (151,844)              (121,425)
   Taxes paid, other than Income Taxes                                                           (19,183)              (234,939)
   Payments related to non-recurring items                                                      (899,465)              (565,367)
  Real Estate Asset activities:
   Cash received from Rental activities                                                       20,479,614                      0
   Payments on Rental activities                                                             (10,752,429)                     0
   Interest paid on Mortgages                                                                 (6,807,110)                     0
                                                                                  ----------------------    -------------------
Net Cash provided by Operating activities                                                      4,399,592              2,222,260
                                                                                  ----------------------    -------------------

Cash Flows provided by/(used in) Investing activities:
  Management and Advisory Service activities:
   Proceeds from sale of Non-Core Assets and Other                                               528,172              1,355,184
   Capital Expenditures                                                                         (202,628)              (251,763)
   Other                                                                                          49,788
   Repayment from/(Advances to) Syndicated Partnerships                                          559,601             (3,617,965)
   Acquisition of Real Estate Assets                                                                   0               (425,812)
  Real Estate Asset activities:
   Net cash flow provided by Rental activities during period
       Held for Sale (net of Interest paid of $6,757,328)                                              0              1,178,012
   Funding of Escrows                                                                           (337,782)                     0
   Capital Expenditures                                                                         (235,799)                     0
                                                                                  ----------------------    -------------------
Net Cash provided by/(used in) Investing activities                                              361,352             (1,762,344)
                                                                                  ----------------------    -------------------

Cash Flows (used in) Financing activities:
  Management and Advisory Service activities:
   Proceeds from the exercise of Stock Options                                                    47,050                      0
   Redemption of Stock held by Syndicated Partnerships                                           (31,330)                     0
   Net Proceeds from/(Principal Payments) on Term Debt and Other                              (1,847,121)              (189,759)
  Real Estate Asset activities:
   Proceeds from Mortgage Debt                                                                 9,291,000                      0
   Payments on Mortgages - principal amortization                                               (989,553)              (971,138)
   Payments on Mortgages - lump sum                                                          (10,414,347)              (256,000)
                                                                                  ----------------------    -------------------
Net Cash (used in) Financing Activities                                                       (3,944,301)            (1,416,897)
                                                                                  ----------------------    -------------------
Increase/(Decrease) in Cash                                                                      816,643               (956,981)
Cash at Beginning of Year                                                                      2,751,986              4,639,643
                                                                                  ----------------------    -------------------
Cash at End of Period                                                             $            3,568,629    $         3,682,662
                                                                                  ======================    ===================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                                June 30, 1996          June 30, 1995
                                                                               ----------------       ----------------
Reconciliation of Net Income to
     Net Cash provided by Operating activities:
     Net Income                                                                $      1,848,634       $      3,407,110
     Adjustments to reconcile Net Income to Net Cash
         provided by Operating activities:
         Depreciation and Amortization                                                2,652,351                247,409
         Provision for losses on Accounts Receivable                                     43,207                556,232
         Income from Disposal or Recovery of Non-Core Assets                           (274,692)            (1,815,187)
         Gain on Debt Restructuring                                                           0             (1,314,021)
         Provision for Income Taxes not payable in Cash                                 967,158              2,159,000
     Changes in Operating Assets and Liabilities:
         Interests in and Receivables from Syndicated Partnerships                      252,550               (251,009)
         Accounts Receivable and Other Assets                                         1,296,220              1,698,792
         Accounts Payable and Other Liabilities                                      (2,385,836)            (2,466,066)
                                                                               ----------------       ----------------
Net Cash provided by Operating activities                                      $      4,399,592       $      2,222,260
                                                                               ================       ================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In the first quarter of 1995, the Company (as defined in Note 1 to Consolidated Financial Statements) acquired an apartment property financed in part with a $920,000 first mortgage on the property.

In June 1995, the Company purchased from a mortgage lender $8.8 million of non-recourse mortgages on one Syndicated Partnership (as defined in Note 1 to Consolidated Financial Statements) and four Wholly Owned Properties (as defined in Note 1 to Consolidated Financial Statements) for $7.8 million. The Company financed the acquisition with a $7.8 million note payable to the mortgage lender. The note was repaid in June 1996.

In the first quarter of 1996, the Company granted deeds in lieu of foreclosure for two Wholly Owned Properties to the mortgagee. The properties had an aggregate carrying value of $2.5 million. In the first half of 1995 the Company granted a deed in lieu of foreclosure for one Wholly Owned Property to the mortgagee. The property had an aggregate carrying value of $2.1 million. No gain or loss was recognized on these transactions because the assets and the non-recourse mortgages on the Properties (as defined in Note 1 to Consolidated Financial Statements) had been recorded in equal amounts.

Effective August 1, 1996, the Company acquired Lexford Properties, Inc. through a merger with a wholly owned subsidiary of the Company. The Company issued 700,000 shares of its Common Stock (valued at $14,000,000) in consideration of the acquisition, however 450,000 of the shares issued (valued at $9,000,000) are subject to forfeiture through the end of fiscal 1999 or until certain profitability criteria are met, whichever occurs first.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Cardinal Realty Services, Inc. and its wholly owned subsidiaries (collectively the "Company") for consolidated financial statement purposes, the "Company" also includes limited partnerships and other legal entities which own Operating Real Estate Assets and in which the Company, in turn, owns a 100% equity interest. All significant intercompany balances and transactions have been eliminated in this consolidation. The accompanying consolidated financial statements, except for the Consolidated Balance Sheet at December 31, 1995, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements, the notes hereto and the capitalized terms included herein should be read in conjunction with the Company's Form 10-K.

         The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Business Overview
- -----------------

         The Company engages in two core related business activities: first, activities in connection with the ownership of multifamily residential real property (including provision of management services to passive co-owners); and, second, management of multifamily residential real property including provision of management services to owners of property in which the Company does not have an ownership interest. In January 1996 the Company effected a restructuring along these business lines by creating two business divisions Advisory Services and Management Services. The restructuring was implemented, in part, to cause the Company and its management to become more focused with respect to these two distinct, yet complementary, groups of business activities.

         Advisory Services
         -----------------

         The objective of the Company's Advisory Services division is to maximize the value of its real estate holdings and its returns on real estate investments. The Company performs these functions both with respect to those Properties in which it maintains the entire ownership interest (its "Wholly Owned Properties") as well as those properties in which the Company maintains a partial ownership interest (the "Syndicated Partnerships"; and, together with the Wholly Owned Properties, the "Properties"). The Company strives to obtain and maintain the best available financing for the Properties and maximize the Properties' operating performance. The Company is also committed to continually evaluate and reevaluate the performance of all such properties, and identify under-performing Properties or those Properties which can be sold at an attractive price relative to their performance. The Company maintains at least a 1% partnership interest in each of the Syndicated Partnerships, usually a 9% or 10% interest. The remaining partnership interests are substantially all owned by unrelated third party investors as limited partners.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The Company's Advisory Services division performs asset management services on behalf of the Syndicated Partnerships in the Company's capacity as general partner of the Syndicated Partnerships. In addition, the Company's Advisory Services division performs the following additional services for the accounts of the co-owners (limited partners) of the Syndicated Partnerships: the provision of informational and financial reporting services, including tax accounting tax return preparation and provision of tax return information to the limited partners; and capital and financial planning, including determination of reserves, funding of capital requirements and determinations and effecting capital distributions to partners.

         Beyond its equity investment in the Properties, the Company holds receivables from a majority of the Syndicated Partnerships (SEE "RECORDED VALUES OF RECEIVABLES FROM SYNDICATED PARTNERSHIPS" AND NOTE 4).

         Management Services
         -------------------

         The Company's Management Services division is charged with the conduct of the Company's property management business. The Company's property management business involves all traditional elements of the third party property management services business, including, without limitation, day to day management and maintenance of all the multifamily residential apartment Properties, securing residents and entering into leases for apartment units at the Properties, collecting rents and other amounts owing from residents providing cash management services for revenues, security deposits, taxes and insurance and deferred maintenance escrows, and assembling, compiling and furnishing information regarding each of the Properties to their respective owners.

         Effective August 1, 1996 the Company acquired Lexford Properties, Inc. ("Lexford") by merger of a wholly owned subsidiary of the Company with and into Lexford. As of such date, Lexford became a wholly owned subsidiary of the
Company. Lexford has been engaged in the business of third party property management services to the owners of multifamily residential real property since commencing its business operations in June 1988. At the time the Company acquired Lexford, Lexford managed approximately 22,000 residential units under management contracts with their third party owners. The Company currently intends to cause Lexford to continue to provide and expand such third party property management services as well as to succeed to the operation of the Company's Management Services division. Accordingly, the Company's property management business will ultimately be conducted through its wholly owned subsidiary, Lexford Properties, Inc. Management believes that the Company's acquisition of Lexford has enhanced the Company's property management capabilities and will facilitate the Company's ability to acquire, as well as service, additional multifamily residential properties in the future (SEE "LEXFORD ACQUISITION").

         The Company's Management Services division also operates an adjunct business which the Company refers to as "Ancillary Services". The Company's Ancillary Services include the acquisition and furnishing of parts and supplies to both the Wholly Owned Properties and Syndicated Partnerships and also the rental of furniture and sale of renters insurance to residents at the Properties. In June 1996 the Company announced that it anticipated certain realignments in its current organization. The Company expects that one of such realignments will result in the outsourcing of the parts and supplies inventory currently handled internally by the Company's ancillary services function. The Company is currently studying various alternatives to maintaining the inventory, such as enrollment in cooperative buying groups (SEE "RESTRUCTURING").

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Fresh Start Accounting
- ----------------------

         The Company adopted a method of accounting referred to as fresh start ("Fresh Start") reporting as of September 11, 1992 (the "Effective Date"), the effective date of the Company's Third Amended Plan of Reorganization (the "Plan of Reorganization") filed on June 22, 1992 with, and confirmed by, the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division. The Company applied Fresh Start Accounting as of the Effective Date to prepare its balance sheet and establish the values of its assets and liabilities (SEE "RECORDED VALUES OF RECEIVABLES FROM SYNDICATED PARTNERSHIPS"). From and after the Effective Date the Company has applied historical cost account values of new assets in establishing book values in accordance with generally accepted accounting principles.

Operating Real Estate Assets (previously Held for Sale)
- -------------------------------------------------------

         During 1995 and prior years, the Company had attempted to market and sell the Wholly Owned Properties on terms that were beneficial to the Company and its shareholders. However, based upon mortgage debt that has since been restructured with favorable amortization terms, combined with improved net operating income and cash flow performance, management believes that a sale of all or substantially all of the Wholly Owned Properties would be less beneficial than retaining the Wholly Owned Properties for investment at the present time (SEE NOTE 2). The Company will continue to monitor and evaluate any changes in circumstances and/or economic conditions affecting its continued investment in the Wholly Owned Properties. Commencing January 1, 1996, the operations, including a provision for depreciation, of the Wholly Owned Properties have been fully consolidated in the Company's Statements of Income. Further, the cash flows of the Wholly Owned Properties have been reclassified as Cash Flows Provided by Operating Activities. While the Wholly Owned Properties were held for sale, the results of operations from the Wholly Owned Properties were credited to the carrying value of the real estate and no revenues, operating expenses or depreciation were included in the Consolidated Statements of Income. Cash flows from the Wholly Owned Properties prior to 1996 were classified as Cash Flow Provided by Investing Activities (SEE NOTE 5).

Cash and Other Assets
- ---------------------

         Cash at June 30, 1996 of approximately $3.6 million is comprised of approximately $3.3 million related to Wholly Owned Properties (which is held in separate property bank accounts) and approximately $241,000 in corporate funds.

         As of June 30, 1996, Funds Held in Escrow of $10.1 million is comprised of $7.4 million of restricted cash related to the Wholly Owned Properties and $2.7 million in corporate funds. Wholly Owned Properties Funds Held in Escrow relate to security deposit escrows, real estate tax escrows and maintenance and replacement escrows required by mortgage lenders. Corporate Funds Held in Escrow are primarily amounts set aside to pay insurance premiums for the Properties.

         Prepaids and Other assets of $4.4 million as of June 30, 1996 include $1.6 million of capitalized costs associated with refinancing mortgages on Wholly Owned Properties and $369,000 of prepaid expenses and loan costs associated with the refinancing of the Company's corporate lines of credit which are amortized based upon the maturity date of the new loan. In addition, Prepaids and Other assets consists of a leasehold interest in land of approximately $642,000, approximately $323,000 of prepaid insurance and real estate taxes, $306,000 of inventory of replacement parts and supplies for sale to Properties and approximately $600,000 of costs incurred in litigation with

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

the Company's former insurance carrier involving a claim for termite damage at certain of the Properties.

Recorded Values of Receivables from Syndicated Partnerships
- -----------------------------------------------------------

         The Company owns general partner and/or limited partner interests in, and holds second mortgage loans and other receivables from, Syndicated Partnerships. The majority of these receivables arose prior to the Effective Date as a result of agreements related to the syndication of the Syndicated Partnerships. Advances made to Syndicated Partnerships since the Effective Date primarily were for supplemental financing for debt restructuring or refinancing transactions as described in Notes 3 and 4. Interests in and Receivables from Syndicated Partnerships were recorded at their estimated fair value as of the Effective Date. The contractual amounts of receivables are significantly more than the recorded values. At June 30, 1996 and December 31, 1995, the contractual value of the Company's Interests in and Receivables from Syndicated Partnerships amounted to $239.6 million and $237.1 million, respectively. There can be no assurance that the Company will collect any amounts above the recorded value of these receivables.

          The Fresh Start values were established as of the Effective Date utilizing an estimation of value based upon a capitalization rate of 10.5% applied to the net operating income of the individual Syndicated Partnership. The estimated value was then adjusted by the Syndicated Partnership's mortgage debt and the Syndicated Partnership's other assets and liabilities to determine an estimated net fair value. The Company then calculated its share of the estimated net fair value for each Syndicated Partnership.

         Interest is accrued on the recorded Fresh Start values of second mortgages and certain other receivables based upon contractual interest rates. Allowances are provided for estimated uncollectible interest based upon the underlying Syndicated Partnerships' abilities to generate net cash flow sufficient to pay accrued interest. In certain instances, payments made to the Company by individual Syndicated Partnerships in excess of carrying amounts of accrued interest on the recorded values of second mortgages is recorded as interest income. Any such payments in excess of amounts recorded as accrued interest normally still represent contractual interest payable from the Syndicated Partnerships to the Company and is representative of interest which accrues on the excess of the contractual balance of the second mortgage or other receivable above that of the recorded Fresh Start value on the Company's balance sheet. The Company is also entitled to receive incentive management fees and supplemental second mortgage interest from certain of the underlying Syndicated Partnerships if certain specified amounts of net operating income are achieved. Also, in the event the underlying Properties are sold or refinanced, the Company is generally entitled to a participation interest in the net proceeds, if available, as a second mortgage holder and on account of its partnership interest(s).

         The Company accounts for its partnership interests in Syndicated Partnerships by the cost method; no significant recorded value has been ascribed to these interests. The realization of the Interests in and Receivables from Syndicated Partnerships is dependent on the future operating performance of the Syndicated Partnerships generating sufficient net operating income and net proceeds upon ultimate disposition.

Non-Core Assets
- ---------------

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

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company began recognizing income from sale proceeds and collections, net of collection and closing costs, after the carrying value was fully recovered. By June 30, 1996 the Company had successfully disposed of a substantial portion of its Non-Core Assets. Those Non-Core Assets remaining are not significant.

Net Income Per Share
- --------------------

         Net income per share for a specified period is computed based on the total weighted average number of shares of the Company's Common Stock, without par value ("Common Stock"), outstanding during the subject period and those contingent shares estimated to be issued to officers, employees and directors in accordance with the Company's 1992 Incentive Equity Plan, as amended (the "Incentive Equity Plan"). For the three months ended June 30, 1996, the total weighted average shares outstanding was approximately 3,913,000, including the weighted average of approximately 259,000 shares estimated to be issued in the future pursuant to the Incentive Equity Plan. For the six months ended June 30, 1996, the total weighted average shares outstanding was approximately 3,897,000 including the weighted average of approximately 243,000 shares estimated to be issued pursuant to the Incentive Equity Plan.

Lexford Acquisition
- -------------------

         Effective August 1, 1996 the Company acquired Lexford by way of a merger (the "Lexford Merger") of the Company's wholly owned subsidiary with and into Lexford. The terms of the Lexford Merger provided that the Company would succeed to the ownership of all of the issued and outstanding stock of Lexford and the shareholders of Lexford would receive 700,000 shares of restricted, newly issued Common Stock. For purposes of the Lexford Merger, the Common Stock was valued at $20 per share. Approximately $9.0 million, or 450,000 shares, of the purchase price is subject to forfeiture in the event Lexford does not achieve certain profitability criteria within three fiscal years. Lexford shareholders will initially receive 250,000 shares of Common Stock free of contingencies.

Restatement
- -----------

         The net income previously reported in the June 30, 1995 Consolidated Statement of Income has been adjusted in order to comply with Statement of Position ("SOP") 90-7 "Reorganization Under the Bankruptcy Code" pertaining to accounting for deferred income taxes. SOP 90-7 requires that benefits realized from pre-confirmation net operating loss carryforwards be reported as an increase to Additional Paid-in Capital. For the period ending June 30, 1995 the Company reported net income, but was not required to pay taxes on such income, as the result of having the benefit of net operating loss carryforwards to offset the income. The financial statements as adjusted, reflect a non-cash charge in the form of an increase in the provision for income taxes in the Consolidated Statements of Income. Net deferred tax assets (which have been fully reserved against and therefore are not reflected on the Company's June 30, 1996 and December 31, 1995 Consolidated Balance Sheets) have been reduced by an amount equivalent to the non-cash charge with a corresponding increase being made to Additional Paid-in Capital. The adjustment does not affect the Company's cash flows or total Shareholders' Equity. The effect of the adjustment is as follows:

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     As Previously          Adjustment for               As
                                                       Reported             Tax Provision             Adjusted
                                                   -----------------      ------------------      ----------------
Three Months Ended June 30, 1995
- ---------------------------------------------
Income before Extraordinary Gain                   $       2,441,284      $        (947,000)      $      1,494,284
Extraordinary Gain                                           883,069               (342,999)               540,070
                                                   -----------------      ------------------      ----------------
Net Income                                         $       3,324,353      $      (1,289,999)      $      2,034,354
                                                   =================      ==================      ================


Per Share of Common Stock:
         Income before Extraordinary Gain                       $.64                 ($0.25)                 $0.39
         Extraordinary Gain                                     0.23                  (0.09)                  0.14
                                                   -----------------      ------------------      ----------------
         Net Income                                             $.87                 ($0.34)                 $0.53
                                                   =================      ==================      ================


                                                                              Adjustment
                                                     As Previously             for Tax                   As
                                                       Reported               Provision               Adjusted
                                                   -----------------      ------------------      ----------------
Six Months Ended June 30, 1995
- ---------------------------------------------
Income before Extraordinary Gain                   $       4,252,089            $(1,649,000)      $      2,603,089
Extraordinary Gain                                         1,314,021               (510,000)               804,021
                                                   -----------------      ------------------      ----------------
Net Income                                         $       5,566,110      $      (2,159,000)      $      3,407,110
                                                   =================      ==================      ================


Per Share of Common Stock:
         Income before Extraordinary Gain                      $1.11                 ($0.43)                 $0.68
         Extraordinary Gain                                     0.34                  (0.13)                  0.21
                                                   -----------------      ------------------      ----------------
         Net Income                                            $1.45                 ($0.56)                 $0.89
                                                   =================      ==================      ================


Reclassification
- ----------------

         The Statements of Income, the Statements of Cash Flows and certain financial information in the notes to the financial statements for the period ended June 30, 1995 have been reclassified to conform to the 1996 presentation.

Corporate Restructuring
- -----------------------

         In June 1996, as a result of management's continued evaluation of the Company's Ancillary Services and Management Services operations, the Company announced a staff restructuring totaling 13 employees. The June 1996 restructuring has resulted in a one time $300,000 restructure expense for the three and six months ended June 30, 1996. The June 1996 restructuring is expected to result in annual expense savings of approximately $400,000 and, along with the corporate restructuring recorded in the fourth quarter of 1995, are expected to result in combined annual expense savings of approximately $1,400,000 (SEE "BUSINESS OVERVIEW"). The June 1996 restructuring will reduce

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

the  number  of  corporate   employees  dedicated  to  financial  reporting  and
management duties and will also result in the outsourcing of the parts and supplies inventory component of the Company's Ancillary Services operations.

         The foregoing forward looking statements of potential cost savings are estimates and actual results may differ. Any differences, which could develop if perceived efficiencies are not obtainable and/or if outsourcing opportunities are not available.

NOTE 2  OPERATING REAL ESTATE ASSETS

         Operating Real Estate Assets consist of the Wholly Owned Properties. In the first quarter of 1996 a lender accepted deeds in lieu of foreclosure on two Wholly Owned Properties. The principal and accrued interest on the mortgage loans secured by the Wholly Owned Properties aggregated approximately $2.5 million. The deeds were granted pursuant to an overall agreement with the lender to restructure certain mortgages in 1995. In the second half of 1995 the Company granted deeds in lieu of foreclosure on two Wholly Owned Properties. No gain or loss was recognized on these transactions. The Company acquired three Wholly Owned Properties in the second half of 1995 and also effected a combination of three Wholly Owned Properties into one Wholly Owned Property during such period. As a result of these transactions, at June 30, 1996 there were 114 Wholly Owned Properties as compared to 117 at June 30, 1995.

         Condensed combined balance sheets, with intercompany payables and receivables eliminated, of the Company's Wholly Owned Properties as of June 30, 1996 and December 31, 1995 are as follows.


                                                                     June 30, 1996         December 31, 1995
                                                                  --------------------   ---------------------
                              Assets
Operating Real Estate Assets                                      $        164,797,835   $         167,276,556
      Accumulated Depreciation                                              (2,295,860)                      0
                                                                  --------------------   ---------------------
Net Operating Real Estate Assets                                           162,501,975             167,276,556
Cash                                                                         3,327,350               2,699,924
Accounts Receivable                                                          1,074,254               1,043,069
Funds Held in Escrow                                                         7,363,144               7,097,162
Prepaids and Other                                                           2,205,747               2,487,494
                                                                  --------------------   ---------------------
                                                                  $        176,472,470   $         180,604,205
                                                                  ====================   =====================
                      Liabilities and Equity

Mortgage Payable                                                  $        147,286,196   $         151,130,612
Accounts Payable                                                             1,233,029                 953,076
Accrued Interest and Real Estate Taxes                                       3,340,731               3,577,547
Other Accrued Expenses                                                       1,324,369               1,315,132
Other Liabilities                                                            1,045,286               1,094,800
                                                                  --------------------   ---------------------
                                                                           154,229,611             158,071,167
Equity                                                                      22,242,859              22,533,038
                                                                  --------------------   ---------------------
                                                                  $        176,472,470   $         180,604,205
                                                                  ====================   =====================

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         As of the Effective Date, in accordance with Fresh Start reporting, the mortgages on the Wholly Owned Properties were restated to estimate fair value (the "Carrying Value") if the Fresh Start value of the assets was less than the outstanding principal amount of the mortgages. Although the value of the assets may have increased since the Effective Date, the Carrying Value of the mortgages has not been adjusted. The mortgages on the Wholly Owned Properties had contractual principal balances of approximately $156.5 million and $163.8 million at June 30, 1996 and December 31, 1995, respectively, compared to Carrying Values of $147.3 million and $151.1 million at such dates. Interest expense is recorded based on the Carrying Value unless the contractual balance is being paid, in which case, the amount paid is expensed. During the period from the Effective Date through June 30, 1996 the Company has refinanced 100 mortgage loans secured by the Wholly Owned Properties and has acquired four Wholly Owned Properties. Mortgages which have been originated following the Effective Date are recorded as liabilities on the Consolidated Balance Sheets in their full principal amount. Typically, each Wholly Owned Property is secured by a separate mortgage loan. All but one of the mortgage loans secured by the Wholly Owned Properties are non-recourse in nature.

         With respect to those Properties and other assets which the Company has acquired, and will acquire, after the Effective Date, the recorded values are established on the basis of acquisition cost, net of accumulated depreciation, in accordance with generally accepted accounting principles.

NOTE 3 MORTGAGE REFINANCINGS

         In the first six months of 1996, the Company completed the refinancing of mortgages on seven Wholly Owned Properties and six Syndicated Partnerships. Mortgage indebtedness on the Wholly Owned Properties, with a contractual value of $12.4 million and a Carrying Value of $12.0 million, was refinanced with mortgages bearing interest ranging from approximately 8.0% to 9.1%, with 25 year amortization and 10 year maturities. Annual debt service on the affected Wholly Owned Properties decreased from $1.3 million to $1.1 million in the aggregate as a result of the refinancing. These transactions funded improvement and deferred maintenance, tax and working capital escrows of approximately $429,000.

         In the first six months of 1995, the Company completed modification or refinancing transactions involving 87 Wholly Owned Properties and Syndicated Partnerships. These transactions resulted in the modification of mortgage loans on 25 Wholly Owned Properties and the modification or refinancing of mortgage loans on 62 Syndicated Partnerships. These transactions resulted in an extraordinary gain on discharge of indebtedness on the Wholly Owned Properties, net of closing costs, reserves and taxes, of approximately $804,000.

         While there can be no assurance, the Company expects to refinance a significant number of mortgages on the Properties during the remainder of 1996.

NOTE 4  RELATED PARTY TRANSACTIONS

         The Company manages all but one of the Wholly Owned Properties and 412 of the 414 Syndicated Partnerships. The Company also provides various ancillary services, including the sale of maintenance supplies and replacement parts to the Properties, and furniture rentals and insurance to residents (SEE NOTE 1 BUSINESS OVERVIEW - MANAGEMENT SERVICES). The Company earned fee based revenues from the Syndicated Partnerships of approximately $2.8 million and $3.1 million for the three months ended June 30, 1996 and 1995, respectively, and $5.6 million and $5.9 million for the six months ended June 30, 1996 and 1995, respectively. The Company also earned a majority of its interest income on its receivables (including second mortgages from the Syndicated Partnerships).

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Approximately $1.7 million and $3.9 million of the Accounts Receivable were due from the Syndicated Partnerships as of June 30, 1996 and December 31, 1995, respectively. The decline in the accounts receivable is cyclical in nature due to the timing of the billing and collection of the annual insurance premiums collected and paid by the Company on behalf of the Syndicated Partnerships. Fee Based Revenues and Accounts Receivable related to the Wholly Owned Properties are eliminated in consolidation.

         The Company received repayment of advances of approximately $600,000 from the Syndicated Partnerships in the first six months of 1996 as compared to making net advances of $3.6 million in the first six months of 1995 principally related to refinancing of mortgages. These advances are included in Interests in and Receivables from Syndicated Partnerships. The advances in 1995 provided supplemental financing to facilitate satisfaction of indebtedness owed to former lenders and/or to fund transaction costs and escrows. These advances bear interest at one percent over the prime rate of interest, 8.25% at June 30, 1996, of The Provident Bank (the "Bank").

NOTE 5 COMPARATIVE INCOME STATEMENTS

         Prior to 1996 the operations of the Wholly Owned Properties were excluded from the Company's Statements of Income (SEE NOTE 1 - OPERATING REAL ESTATE ASSETS (PREVIOUSLY HELD FOR SALE)). In order to facilitate the comparison of operations in 1996 to 1995, the following "proforma" Income Statement (the "Proforma Income Statement") has been prepared for the three and six months ended June 30, 1995 as if the Wholly Owned Properties were previously consolidated. All intercompany transactions have been eliminated. Depreciation expense for the Operating Real Estate Assets has been estimated for 1995.

         Management expects that the discernible trends which have developed from and after January 1, 1996, namely reduction in the amounts of income received attributable to the disposal of Non-Core Assets and increases in income recognized from Operating Real Estate Assets and the Company's interests in and receivables from Syndicated Partnerships will continue. For these reasons, the Company has supplementally disclosed earnings before interest, income taxes, depreciation, amortization and extraordinary items ("EBITDA"), recurring EBITDA and Funds from Operations of its Wholly Owned Properties. Management believes that these supplemental disclosures are meaningful measures for analysis of the Company's results of operations both taken alone and when compared to the Company's counterparts in the multi-family residential real property ownership and management business.




                                                                  Three Months Ended June 30           Six Months Ended June 30
                                                             ---------------------------------- ---------------------------------
                                                                  1996               1995            1996              1995
                                                             ---------------   ---------------- ---------------   ---------------
Revenues:                                                                          Proforma                          Proforma
   Rental and Other Operating Real Estate Revenues-Net       $    10,253,671   $      9,737,529 $    20,443,812   $    19,289,858
   Fee Based                                                       2,762,388          3,101,655       5,583,423         5,880,618
   Interest, Principally from Syndicated Partnerships              1,510,352          1,007,537       2,946,685         1,962,707
   Income from Disposal or Recovery of Non-Core Assets-Net           105,803          1,006,663         274,692         1,815,187
   Other                                                              79,042            193,256         151,655           360,477
                                                             ---------------   ---------------- ---------------   ---------------
                                                                  14,711,256         15,046,640      29,400,267        29,308,847
                                                             ---------------   ---------------- ---------------   ---------------

Expenses:
   Rental Operating                                                5,186,661          5,692,798      10,437,951        10,568,005
   Fee Based                                                       1,607,400          1,624,473       3,095,952         3,197,021
   Administration                                                  1,149,788          1,017,732       2,121,734         2,132,633
   Restructure Costs                                                 300,000                  0         300,000                 0
   Interest - Wholly Owned Property Debt                           3,636,670          3,611,195       7,200,179         7,145,997
   Interest - Corporate Debt                                         261,606            418,280         561,466           786,048
   Depreciation                                                    1,324,447          1,267,581       2,652,351         2,535,059
                                                             ---------------   ---------------- ---------------   ---------------
                                                                  13,466,572         13,632,059      26,369,633        26,364,763
                                                             ---------------   ---------------- ---------------   ---------------

Income Before Income Taxes                                         1,244,684          1,414,581       3,030,634         2,944,084
Provision for Income Taxes (Note 1)                                  487,400            543,000       1,182,000         1,136,000
                                                             ---------------   ---------------- ---------------   ---------------
Income before Extraordinary Gain                                     757,284            871,581       1,848,634         1,808,084
Extraordinary Gain, net of Income Taxes (Note 3)                           0            540,070               0           804,021
                                                             ---------------   ---------------- ---------------   ---------------
Net Income                                                   $       757,284   $      1,411,651 $     1,848,634   $     2,612,105
                                                             ===============   ================ ===============   ===============
   EBITDA                                                    $     6,467,407   $      6,711,637 $    13,444,630   $    13,411,188
                                                             ===============   ================ ===============   ===============
   Recurring EBITDA                                          $     6,661,604   $      5,704,974 $    13,469,938   $    11,596,001
                                                             ===============   ================ ===============   ===============


Net Income per Common Share:
   Income Before Extraordinary Item                                    $0.19              $0.23           $0.47             $0.47
   Extraordinary Gain                                                   0.00               0.14            0.00              0.21
                                                             ---------------    --------------- ---------------   ---------------
   Net Income                                                          $0.19              $0.37           $0.47             $0.68
                                                             ===============    =============== ===============   ===============

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             ------------------------------------
                       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       ------------------------------------------------

INTRODUCTION

         The following discussion explains material changes in the Company's results of operations, comparing the three and six months ended June 30, 1996 and 1995 and significant developments affecting the Company's financial condition since the end of 1995. The following discussion should be read in conjunction with the historical financial statements of the Company.

         The  financial  statements  for the three and six months ended June 30,
1995  do  not  include  the  results  of  operations   (revenues,   expenses  or
depreciation) attributable to the Operating Real Estate Assets, formerly classified as Real Estate Assets Held for Sale. Commencing January 1, 1996 the results of operations, including depreciation of the Operating Real Estate Assets, have been included in the Consolidated Statements of Income (SEE ITEM 1
- - NOTE 1 - OPERATING REAL ESTATE ASSETS (PREVIOUSLY HELD FOR SALE) AND NOTE 5 OF
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS).   Therefore,  the  Consolidated
Statements of Income for the three and six months ended June 30, 1996 are not comparable to the same periods in 1995. In order to facilitate the comparison of
operations,   the  notes  to  the  financial  statements  include  a  "proforma"
consolidated income statement for the three and six months ended June 30, 1995, prepared as if the Wholly Owned Properties were previously consolidated (SEE
ITEM 1 - NOTE 5 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). The following discussion of results of operations is based upon the Proforma Income Statement included in the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

         Rental and Other Operating Real Estate Revenues - Net are derived from the Wholly Owned Properties which own and operate apartment communities that comprise the Company's Operating Real Estate Assets. Revenues increased approximately $516,000 and $1.1 million or 5.3% and 6.0%, respectively, for the three and six months ended June 30, 1996, as compared to the same periods in 1995. The increase was primarily due to the increase in average rent per unit from $365 in 1995 to $384 in 1996. The average economic occupancy of the 110 Wholly Owned Properties in operation at all times during the comparable periods was 92.0% for the six months ended June 30, 1996, as compared to 90.9% for the three months ended March 31, 1996 and 91.9% for the six months ended June 30, 1995. Economic occupancy is defined as the amount of revenue collected from residents as a percentage of the revenue a property could generate if full rents for all units were collected. (SEE ITEM 1 - NOTES 1 AND 5 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

         Fee Based Revenues are comprised of Management Services and Advisory Services revenues generated from services provided to Syndicated Partnerships and residents at the Properties. Management Services revenues principally relate to property management and accounting services provided to the Syndicated Partnerships. Ancillary Services (a department of Management Services) revenues consist principally of revenue generated from the sale of replacement and maintenance material to the Syndicated Partnerships. In addition, Ancillary Services revenues include revenue generated from furniture leasing and renter's insurance products provided to residents of the Properties. Advisory Services Revenues consist of partnership administration fees as well as fees generated from loan refinancing and restructuring. (SEE ITEM 1 - NOTE 1 - BUSINESS OVERVIEW OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

         The following are the major components of Management Services revenues and Advisory Services revenues for the three and six months ended June 30, 1996 as compared to the same periods in 1995:


                                                                Three Months Ended June 30            Six Months Ended June 30
                                                          -----------------------------------   -----------------------------------
                                                                1996               1995              1996                1995
                                                          ----------------   ----------------   --------------      ---------------
Management Services:                                                             Proforma                              Proforma
  Property Management Services:
      Property Management and Accounting Services         $      1,945,251   $      1,881,370   $    3,874,527      $     3,689,782
      Other Management Service Fee Revenues                        403,033            384,164          765,370              756,887
  Ancillary Services:
      Furniture Leasing and Renters Insurance                       67,903             78,368          161,434              202,404
      Replacement and Maintenance Material Revenues-net             34,235            148,873          150,803              230,046
                                                          ----------------   ----------------   --------------      ---------------
Total Management Services Revenues                               2,450,422          2,492,775        4,952,134            4,879,119
                                                          ----------------   ----------------   --------------      ---------------
Advisory Services:
  Partnership Administration & Other Fees                          289,406            286,233          582,162              571,282
  Loan Refinancing and Restructuring Fees                           22,560            322,647           49,127              430,217
                                                          ----------------   ----------------   --------------      ---------------
Total Advisory Services Revenues                                   311,966            608,880          631,289            1,001,499
                                                          ----------------   ----------------   --------------      ---------------
Total Fee Based Revenues                                  $      2,762,388   $      3,101,655   $    5,583,423      $     5,880,618
                                                          ================   ================   ==============      ===============

         Fee Based Revenues decreased approximately $339,000 and $297,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease was primarily due to a decrease of approximately $300,000 and $381,000 in loan refinancing and restructuring fees for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. Loan refinancing and restructuring fees are subject to significant fluctuation from period to period based upon the volume of loans maturing in a given year, ability to refinance based on the current interest rate environment and the Syndicated Partnerships' abilities to pay the fees. Ancillary Services revenues decreased $125,000 and $120,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. This decrease was primarily due to a decline in replacement and material sales to Syndicated Partnerships in the second quarter of 1996. In addition, replacement and material sales volumes may be impacted in the future as the Company is currently evaluating product lines to be carried and outsourcing warehousing operations (SEE NOTE 1 - BUSINESS OVERVIEW - MANAGEMENT SERVICES AND RESTRUCTURING OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

         The declines in Fee Based Revenues were offset in part by increases in Property Management Services revenues of approximately $83,000 and $193,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The increases are attributable to a 5% aggregate increase in revenues received by the Syndicated Partnerships for both the three and six months ended June 30, 1996 as compared to the same periods in 1995.

         Interest Income increased approximately $503,000 and $984,000 for the three and six months ended June 30, 1996 as compared to the same periods in 1995. Interest Income is primarily derived from the interest collected or accrued on the recorded value of interests in, and receivables from, Syndicated Partnerships (SEE NOTE 1 RECORDED VALUES OF RECEIVABLES FROM SYNDICATED PARTNERSHIPS - OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). The increase in Interest Income was primarily due to increased net operating income and lower first mortgage debt service requirements. Although there can be no assurances, Interest Income should continue to be favorably impacted in the future as a result of mortgage refinancings and, possibly, increasing net operating income as well (SEE "NET OPERATING INCOME OF SYNDICATED PARTNERSHIPS").

         Income from Disposal or Recovery of Non-Core Assets decreased approximately $901,000 and $1.5 million for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. This income is derived from the net disposition proceeds of Non-Core Assets in excess of the aggregate recorded value of these assets. Additional income from the disposal of Non-Core Assets and recovery of investor notes receivable may be recognized in the future, although at significantly lower levels than recognized in 1995. Income from Disposal of Non-Core Assets is not a recurring, long term source of revenue (SEE NOTE 1 - NON-CORE ASSETS - OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

         Other Revenues decreased approximately $114,000 and $209,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease was principally due to collection of fully reserved receivables due from certain Syndicated Partnerships in 1995.

         Rental Operating Expense decreased approximately $506,000 and $130,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. Improvement and replacement expenses, in the aggregate, decreased approximately $205,000 and $87,000, respectively. The decrease for the three month period ended June 30, 1996 was due to the seasonal nature of expenditures related to exterior grounds maintenance and repairs.

         Fee Based Expenses decreased approximately $17,000 and $101,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease in Fee Based Expenses reflects the ongoing staff reductions and realignments implemented by the Company (SEE NOTE 1 - CORPORATE RESTRUCTURING - OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

         Administration Expenses increased approximately $132,000 in the three months ended June 30, 1996 as compared to the same period in 1995. Administration expenses decreased approximately $11,000 for the six months ended June 30, 1996 as compared to the same period in 1995. The increase in administration expenses in the second quarter of 1996 was primarily related to outside consulting costs incurred for corporate strategic planning, technology evaluation and legal. This increase was partially offset by savings generated by staff reductions and realignments effected in connection with the Company's January 1996 corporate restructuring.

         Restructure Costs of $300,000 were accrued for in the second quarter of 1996 as a one time charge related to costs anticipated to be incurred with realignments to its organization due to overlapping responsibilities. Management anticipates that this realignment should result in annual savings of approximately $400,000 primarily related to reductions in payroll and related fringe benefit costs. The realignment will be implemented in the third quarter of 1996. (SEE NOTE 1 - CORPORATE RESTRUCTURING - OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

         Interest Expense for mortgages on the Wholly Owned Properties and the Company's corporate lines of credit decreased approximately $131,000 and $170,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. Interest Expense on the Company's corporate lines of credit decreased approximately $156,000 and $225,000 for the three and six month periods. This decrease is due primarily to the Company's refinancing of its corporate credit facility with The Provident Bank (the "Bank"), at the Bank's prime rate of interest minus 1.0%, as compared to an interest rate of prime plus 0.5% with the Company's previous lender (SEE "LIQUIDITY AND CAPITAL RESOURCES"). Interest Expense related to mortgages on Operating Real Estate Assets increased approximately $25,000 and $54,000.

         Depreciation Expense increased approximately $57,000 and $117,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The increase is primarily is due to the amortization of loan costs capitalized in connection with the refinancing of corporate debt and real estate mortgages.

         Income before Extraordinary Gain amounted to approximately $757,000, or $.19 per share, for the three months ended June 30, 1996 as compared to approximately $872,000, or $.23 per share, for the same period in 1995. Income before Extraordinary Gain amounted to $1.8 million for the six month periods ended June 30, 1996 and 1995 or $.47 per share for both periods. The extraordinary gains of approximately $540,000 and $804,000 for the three and six months ended June 30, 1995, respectively, were due to debt forgiveness related to first mortgage refinancings for certain Wholly Owned Properties. Net Income was approximately $757,000 and $1.8 million, or $.19 and $.47 per share, for the three and six months ended June 30, 1996, respectively, as compared to $1.4 million and $2.6 million or $.37 and $.68 per share, for the same periods in 1995.

Earnings before Interest, Taxes, Depreciation and Amortization

         The Company believes that earnings before interest, income taxes, depreciation, amortization and extraordinary items ("EBITDA") is a significant indicator of the strength of its results. EBITDA is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures, including expenditures for acquisitions. EBITDA does not represent cash flow as defined by generally accepted accounting principles and does not necessarily represent amounts of cash available to fund the Company's cash requirements. EBITDA decreased 3.6% for the three months ended June 30, 1996 as compared to the same period in 1995. EBITDA for the six months ended June 30, 1996 remained constant as compared to the same period in 1995. The Company views "Recurring EBITDA" as a more meaningful measurement of the Company's current performance. Recurring EBITDA excludes non-recurring items, such as income from disposal of Non-Core Assets and corporate restructuring costs. Recurring EBITDA increased 16.8% from $5.7 million for the three months ended June 30, 1995 to $6.7 million for the same period in 1996. Recurring EBITDA increased 16.2% from $11.6 million for the six months ended June 30, 1995 to $13.5 million for the same period in 1996.

Funds from Operations of Wholly Owned Properties

         Funds from Operations ("FFO") is a financial statistic used to measure real estate operating results. FFO, as applied to the Company, represents income from the Wholly Owned Properties excluding depreciation, extraordinary gains and funding from escrows for deferred maintenance. FFO for the three and six months ended June 30, 1996, as compared to the same periods in 1995 without intercompany eliminations of Fee Based Revenues of approximately $874,000 and $839,000 for the three months ended June 30, 1996 and 1995, respectively, and $1.7 million for each of the six month periods ended June 30, 1996 and 1995, respectively, is as follows:


                                              Three Months Ended June 30                      Six Months Ended June 30
                                        ---------------------------------------      ------------------------------------------
                                              1996                   1995                  1996                     1995
                                        -----------------      ----------------      -----------------       ------------------
Rental Revenues                         $      10,253,671      $      9,737,529      $      20,443,812       $       19,289,858
Operating Expenses                              4,549,692             4,581,405              9,194,320                8,683,172
                                        -----------------      ----------------      -----------------       ------------------
Net Operating Income                            5,703,979             5,156,124             11,249,492               10,606,686

Improvement and Replacement Expense               842,133             1,047,052              1,495,736                1,583,202
Interest Expense                                3,636,670             3,611,195              7,200,179                7,145,997
Other                                             129,598               380,755                441,200                  897,842
Depreciation and Amortization                   1,183,272             1,143,825              2,383,407                2,287,650
                                        -----------------      ----------------      -----------------       ------------------
Loss before Income Taxes                          (87,694)           (1,026,703)              (271,030)              (1,308,005)
                                        -----------------      ----------------      -----------------       ------------------

Add:   Improvements and Replacements
       funded from Deferred Escrows               324,303               493,300                523,025                  824,022
       Depreciation and Amortization            1,183,272             1,143,825              2,383,407                2,287,650
                                        -----------------      ----------------      -----------------       ------------------
Funds from Operations                   $       1,419,881      $        610,422      $       2,635,402       $        1,803,667
                                        =================      ================      =================       ==================


         The approximate $809,000 and $831,000 increases in FFO for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995 is reflective of the same factors discussed in "RESULTS OF OPERATIONS."

Net Operating Income of Syndicated Partnerships

         The following table summarizes unaudited comparable revenues, operating expenses and net operating income ("NOI") for the 414 Syndicated Partnerships in operation for the three and six months ended June 30, 1996 and 1995.


                                              Three Months Ended June 30                       Six Months Ended June 30
                                       -----------------------------------------      -------------------------------------------
                                              1996                    1995                   1996                    1995
                                       ------------------       ----------------      ------------------      -------------------

Rental Revenues                        $       31,201,598       $     29,726,781      $       61,530,518      $        58,622,648
Operating Expenses                             13,830,973             14,249,131              28,057,644               27,053,759
                                       ------------------       ----------------      ------------------      -------------------
Net Operating Income                   $       17,370,625       $     15,477,650      $       33,472,874      $        31,568,889
                                       ==================       ================      ==================      ===================
Income and Cash Flow to the Company
from the Syndicated Partnerships

      Interest Income                  $        1,495,484       $        998,668      $        2,900,678      $         1,931,842
                                       ==================       ================      ==================      ===================
      Operating Cash Flow              $        1,397,072       $        952,610      $        2,726,236      $         1,677,192
                                       ==================       ================      ==================      ===================

         NOI increased approximately 12.2% and 6.0%, for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. Economic occupancy for the 414 Syndicated Partnerships was 92.4% and 91.8% for the three and six months ended June 30, 1996, respectively, as compared to 92.5% and 92.2% for the same periods in 1995. The Syndicated Partnership performance for the first half of 1996, as compared to 1995, is comparable to the Wholly Owned Properties, and was influenced by the same factors.

Net Income, Excluding Non-Recurring Items

         The Company generated non-recurring revenues for the periods ended June 30, 1996 and 1995, that obscure the recurring earnings performance of the Company. Recurring earnings from operations are derived from the Company's investments of equity in the Properties as well as its Fee Based Revenues. Net Income, Excluding Non-Recurring Items reflects net income as adjusted to eliminate revenues, expenses and extraordinary gains which occur on a one-time basis or are not forecast as long term sources of income to the Company, such as income from disposal of Non-Core Assets and extraordinary gains from debt restructurings.

         Net Income, Excluding Non-Recurring Items increased approximately $624,000, or 248%, and $1.2 million, or 169%, for the three and six months ended June 30, 1996, respectively, as compared with the same periods in 1995. The revenue and expenses eliminated in determining Net Income, Excluding Non-Recurring Items and the significant factors contributing to this increase, as adjusted for non-recurring items, are as follows:


                                                                   Three Months Ended June 30            Six Months Ended June 30
                                                               ----------------------------------    ------------------------------
                                                                     1996               1995             1996             1995
                                                               -----------------   --------------    -------------   --------------
                                                                                      Proforma                          Proforma

Net Income                                                     $         757,284   $    1,411,651    $   1,848,634   $    2,612,105
                                                               -----------------   --------------    -------------   --------------
Non-Recurring Items:
   Extraordinary Gain, net of Income Taxes                                     0         (540,070)               0         (804,021)
   Income from Disposal or Recovery of Non-Core Assets                  (105,803)      (1,006,663)        (274,692)      (1,815,187)
   Restructure Costs                                                     300,000                0          300,000                0
   Income Taxes related to Non-Recurring Items                           (75,600)         387,000           (9,900)         700,400
                                                               -----------------   --------------    -------------   --------------
Total Non-Recurring Items                                                118,597       (1,159,733)          15,408       (1,918,808)
                                                               -----------------   --------------    -------------   --------------
Net Income, Excluding Non-Recurring Items                      $         875,881   $      251,918    $   1,864,042   $      693,297
                                                               =================   ==============    =============   ==============


                                                                                  Increase/(Decrease) in Net Income--
                                                                                     Excluding Non-Recurring Items
                                                                         ------------------------------------------------------
                                                                             Three Months Ended             Six Months Ended
                                                                               June 30, 1996                 June 30, 1996
                                                                         --------------------------      ----------------------
Increase in Rental Revenues                                              $                  516,142      $            1,153,954
Increase in Interest Income                                                                 502,815                     983,978
(Decrease) in Fee Based Revenues                                                           (339,267)                   (297,195)
(Decrease) in Other Income                                                                 (114,214)                   (208,822)
Decrease in Rental Operating Expenses                                                       506,137                     130,054
(Increase)/Decrease in Fee Based and Administration Expenses                               (114,983)                    111,968
Decrease in Interest and Depreciation Expense                                                74,333                      53,108
Income Tax Effect                                                                          (407,000)                   (756,300)
                                                                         --------------------------      ----------------------
                                                                         $                  623,963      $            1,170,745
                                                                         ==========================      ======================


         See "RESULTS OF OPERATIONS" for specific discussion of non-recurring items as well as the explanations for the changes in recurring revenues and expenses which generated the increase in Net Income, Excluding NonRecurring Items. Although there can be no assurance, management believes that Net Income, Excluding NonRecurring Items will continue to be favorably impacted by (i) continued increases in Interest Income as first mortgage loans on certain of the Syndicated Partnerships are refinanced and (ii) continuing improvement in overall operating performance at the Properties.

         LIQUIDITY AND CAPITAL RESOURCES

         Liquidity
         ---------

         The following discussion regarding liquidity and capital resources should be read in conjunction with the Company's Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995 and the Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995.

         The Company anticipates that cash flow from its operations and borrowings available under the Company's credit facility should be adequate to meet the foreseeable capital and liquidity needs of the Company. The Company is exploring alternative financing sources to provide bridge or supplemental funding for the refinancing of mortgages on certain Properties (SEE ITEM 5 - OTHER INFORMATION). If the Company is successful in implementing potential future growth plans, it may be necessary to seek alternative sources of debt or equity capital.

         In August 1995, the Bank and the Company entered into a new credit facility that retired the Company's credit facility with The Huntington National Bank ("HNB") as well as provided additional borrowing capacity with more flexible terms. The new credit facility has lower interest rates than the previous facility with HNB and also reduced or eliminated certain restrictive covenants. On June 30, 1996, the Company had unrestricted credit availability of approximately $11.1 million.

         The new credit facility originally provided credit up to $32.0 million, and is comprised of: a $3.0 million revolving line of credit for operating needs subject to annual review and extension by the Bank; a $7.0 million line of credit for acquisitions and to facilitate refinancing of mortgages on the Properties (the "Acquisition Line") due in six years with interest only, payable in the first year; and a $22.0 million reducing balance line of credit (the "Reducing Line") due in six years with interest, only, payable during the first year (collectively, the "Loans"). The Reducing Line was used to retire the HNB credit facility. The credit facility provided that the interest rate on the Loans would be the Bank's prime rate of interest minus 1%, however, in February 1996, the Company entered into an agreement with the Bank to fix the interest rate on the Acquisition Line at 7.25% with principal amortization in 60 equal monthly installments beginning in March 1996. Excess corporate cash is applied to pay down the Reducing Line and may be reborrowed as needed subject to the maximum available credit under the reducing balance terms. The Bank's prime rate of interest averaged 8.25% during the first half of 1996 as compared to an average HNB prime rate of interest of 9.0% in the first half of 1995.

         In July 1996, the Company received a commitment letter from the Bank for a new $10.0 million acquisition line of credit. The new line will bear interest at the Bank's prime rate of interest minus 1% with interest, only, payable during the first year, and will be due in six years. The Company intends to borrow under the new acquisition line to facilitate refinancing of mortgages on the Properties and to acquire new Wholly Owned Properties.

         The principal sources of liquidity for the Company are cash flow from its operations and borrowing available under the Company's credit facility. The Company's Net Cash Provided by Operating Activities increased $2.2 million for the six months ended June 30, 1996 as compared to the same period in 1995. The increase was due primarily to $2.9 million of operating cash flow from Operating Real Estate Assets. This operating cash flow was formerly treated as cash flow from investing activity while the Operating Real Estate Assets were classified as Real Estate Assets Held for Sale. (SEE NOTE 1- OPERATING REAL ESTATE ASSETS (PREVIOUSLY HELD FOR SALE) AND NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). Payments (uses of cash) related to non-recurring items included in Operating Activities reflects payments related to the Company's Plan of Reorganization, the 1996 corporate restructuring and tender offer costs incurred in 1995. These costs increased approximately $334,000, primarily due to corporate restructuring costs paid in 1996 (SEE NOTE 1 - CORPORATE RESTRUCTURING

- - OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). The expenses associated with these cash payments was accrued in December 1995.

         Net Cash Provided by Investing Activities was approximately $361,000 for the six months ended June 30, 1996, as compared to net cash used in Investing Activities of $1.8 million for the same period in 1995. The change was due to $1.2 million of net cash flow provided by operations of the Real Estate Assets being reclassified to operating cash flow in 1996 based on the change in presentation of the Wholly Owned Properties from assets held for sale to operating assets. This decline in investing cash flow was more than offset by approximately $4.0 million of funds used in 1995 for advances to certain Syndicated Partnerships and the acquisition of Operating Real Estate Assets versus the net repayment of advances of approximately $600,000 in 1996 (SEE "FINANCING AND DEBT RESTRUCTURING OF THE PROPERTIES").

         The Company's capital expenditures for the six months ended June 30, 1996 amounted to approximately $203,000 funded from cash flow and the Company's credit facility. The Company anticipates that its capital needs in the future can be satisfied out of cash flow from operations or the Company's credit facility. The Company is currently evaluating all of its software systems in order to obtain optimal efficiencies from technology. The outcome of this review has not been finalized and the additional capital expenditures for new technology has not been determined. The Company currently forecasts normal recurring capital expenditures of approximately $400,000 in 1996 (exclusive of any capital expenditures for enhanced software and information systems and the Lexford acquisition) as compared to actual annual expenditures in 1995 of approximately $398,000.

         Capital Expenditures, combined with Improvement and Replacement Expense for the Operating Real Estate Assets, were approximately $1.7 million during the six months ended June 30, 1996. These costs are funded from Wholly Owned Properties cash flow, maintenance escrow funds or by the mortgage lender to the applicable Property. The 1996 budget for capital expenditures, improvement and replacement expense for the Operating Real Estate Assets is $4.3 million, or $489 per unit, as compared to annual actual expenditures in 1995 of $4.0 million, or $454 per unit. Approximately $2.5 million, or $284 per unit, of the $4.3 million relates to non-recurring deferred maintenance which principally will be funded from escrows established in connection with mortgage refinancing and restructuring transactions completed in 1994 and 1995.

         Lexford Acquisition
         -------------------

         In June 1996, the Company entered into a definitive agreement to acquire Lexford, a privately held, third-party multi-family management company headquartered in Dallas, Texas (SEE NOTE 1 - BUSINESS OVERVIEW - MANAGEMENT SERVICES OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). The acquisition adds approximately 22,000 apartment units to the Company's existing management portfolio of approximately 35,000 units. Based on 1996 rankings by the National Multi Housing Council, the Company has become the nation's sixth largest manager of multi-family real estate. The Company intends to maintain Lexford's Dallas office as headquarters for its combined property management business, which will be conducted under the Lexford name. The merger closed effective August 1, 1996.

         To acquire Lexford, the Company issued 700,000 shares of Common Stock valued, for merger purposes, at $20 per share representing a maximum purchase price of $14 million. Approximately $9 million of the purchase price (450,000 shares) are subject to forfeiture in the event the Company's combined property management operations do not achieve certain profitability criteria. Lexford shareholders will initially receive 250,000 shares of the Company's Common Stock free of contingencies. The remaining 450,000 contingent shares will cease to be subject to risk of forfeiture if and when specified increases in the profitability of the Company's property management operations are achieved during the three full fiscal years following the merger (i.e. on or before the end of the Company's 1999 fiscal year). If, during the specified period, profit from property management operations increases $4.0 million or more from 1995 levels, the former Lexford shareholders would own the entire 700,000 shares free of contingencies, or approximately 15.4% of the Company's shares outstanding as of June 30, 1996.

         Lexford's revenue from property management operations has averaged approximately $5.6 million annually over the past five years, based on unaudited representations. The acquisition of Lexford will be accounted for as a purchase, with a substantial portion of the purchase price being recorded as goodwill (to the extent that the purchase price exceeds the fair market value of Lexford's net tangible assets.) The portion of the purchase subject to forfeiture (450,000 shares or $9.0 million) will not be recorded until the shares become free of contingencies.

         Financing And Debt Restructuring of the Properties
         --------------------------------------------------

         During the first six months of 1996, the Company refinanced first mortgages on seven Wholly Owned Properties (SEE NOTE 3 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS) and six Syndicated Partnerships. The new mortgages on five Properties were obtained through Donaldson, Lufkin & Jenrette Securities Corporation and the mortgages on eight properties were financed through First Union Capital Markets Group ("First Union"). First Union was retained to provide mortgage loans for approximately 25-30 properties. The new mortgages bear a fixed rate of interest ranging from 8.0% to 9.1% with 25 year amortization and 10 year maturity.

         Aggregate mortgage debt and related interest on the six Syndicated Partnerships of approximately $5.4 million was refinanced with debt discounts obtained of approximately $214,000. The refinancing funded improvement and replacement, tax and working capital escrows of approximately $294,000. Annual debt service requirements decreased to approximately $519,000 from approximately $544,000 as a result of these transactions. Although there can be no assurance, management expects that these Syndicated Partnerships will increase their payment of accrued interest to the Company due to lower debt service requirements achieved with the reduction in debt.

         The Company anticipates that it will continue to effect mortgage refinancing transactions during the remainder of 1996 with First Union and other lending sources (SEE ITEM 5 - OTHER INFORMATION).

         In June 1995, the Company purchased mortgages amounting to $8.8 million in the aggregate, related to one Syndicated Partnership and four Wholly Owned Properties, financed with a $7.8 million note payable. As of June 30, 1996 the Company had obtained permanent non-recourse mortgages on these five Properties. The proceeds of the refinancing were applied to the Company's note payable.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------

            The Company reached a settlement in The Estate of Harold Murphy, et al v. Cardinal Realty Services, Inc. et al., pending in the United States District Court for the Southern District of Indiana. The settlement resulted in the judgment entered against the Company being vacated, and the withdrawal of the pending action and a release of all claims against the Company in consideration of the Company's payment of $370,000 to the Plaintiffs. Pursuant to the terms of the proposed settlement, there was no admission of liability by the Company. The $370,000 settlement amount was paid in the second quarter of 1996.

Item 2.     Changes in Securities
            ---------------------

            None.

Item 3.     Defaults Upon Senior Securities
            -------------------------------

            None.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            The Company held its annual meeting of shareholders on May 22, 1996. At the meeting, the Company's shareholders:

            o Elected the following slate of directors nominated by the Company, for terms expiring in 1999: Robert V. Gothier, Sr., H. Jeffrey Schwartz and Gerald E. Wedren. The continuing directors are John B. Bartling, Jr., Joseph E. Madigan, George J. Neilan, George R. Oberer, Sr., Glenn C. Pollack, H. Jeffrey Schwartz, Gerald E. Wedren and Robert J. Weiler; and

            o   Approved the Company's  Non-Employee  Director  Restricted Stock
                Plan.

            The votes cast for, against, withheld, abstained and the broker non-votes on each of the matters were as follows:

            ELECTION OF DIRECTORS: Robert V. Gothier, Sr. received 2,655,294 for and 35,387 withheld votes with no broker non-votes; H. Jeffrey Schwartz received 2,648,878 for and 41,803 withheld votes with no broker non-votes; and Gerald E. Wedren received 2,655,296 for and 35,385 withheld votes with no broker non-votes. ADOPTION OF NON-EMPLOYEE DIRECTOR RESTRICTED STOCK PLAN: 2,571,568 votes were cast for this amendment, with 58,262 against, 44,523 abstentions and 16,328 broker non-votes.

Item 5.     Other Information
            -----------------

            The Company, in its capacity as general partner of, and as agent for, certain Properties has entered into two commitment letters with PaineWebber Incorporated ("PaineWebber") in connection with the proposed refinancing of approximately 38 mortgage loans outstanding to the Wholly Owned Properties and approximately 112 mortgage loans outstanding to the Syndicated Partnerships. Subject to, among other things, movements in interest rates and the satisfactory completion of due diligence, the refinancings are expected to reduce the debt service constants applicable to the loans outstanding to such
            Properties, thereby directly improving the cash flow of such Properties, and indirectly improving the Company's cash flows from operating (Wholly Owned Properties) and investing (Syndicated Partnerships) activities, EBITDA and FFO. If such opportunities are identified, the Company would utilize PaineWebber's services in the arrangement or origination of the refinancing mortgage loans.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)    Exhibits



  EXHIBIT                                                                             SEQUENTIAL
    NO.                             DESCRIPTION                                          PAGE
- -----------     ---------------------------------------------------  --------------------------------------------
 10.1           Agreement and Plan of Merger by and among            Filed as an Exhibit to this Form 10-Q on
                the Company, Rexflor Acquisition Corporation         page 30.
                and Lexford Properties, Inc. ("Lexford") and the
                Shareholders of Lexford dated as of July 19,
                1996

   10.2         Employment Agreement dated as of August 1,           Filed as an Exhibit to this Form 10-Q on
                1996 between Lexford and Pat Holder,                 page 80.
                President of Lexford

   10.3         Employment Agreement dated as of August 1,           Filed as an Exhibit to this Form 10-Q on
                1996 between Lexford and Bruce Woodward,             page 89.
                Vice President of Lexford

   10.4         Employment Agreement dated as of August 1,           Filed as an Exhibit to this Form 10-Q on
                1996 between Lexford and Annette Hoover,             page 98.
                Vice President of Lexford

   10.5         Employment Agreement dated as of August 1,           Filed as an Exhibit to this Form 10-Q on
                1996 between Lexford and Peggy Hunt, Vice            page 107.
                President of Lexford

   10.6         Employment Agreement dated as of August 1,           Filed as an Exhibit to this Form 10-Q on
                1996 between Lexford and Peggy Crow Smith,           page 116.
                Vice President of Lexford

   10.7         Consulting Agreement dated as of August 1,           Filed as an Exhibit to this Form 10-Q on
                1996 between the Company and Stanley R. Fimberg      page 125.


   10.8         Consulting Agreement dated as of August 1,           Filed as an Exhibit to this Form 10-Q on
                1996 between the Company and Ralph V. Williams       page 130.


   10.9         Form of Transmittal Letter to the                    Filed as an Exhibit to this Form 10-Q on
                Shareholders of Lexford                              page 135.


   10.10        Form of Registration Rights Agreement by and         Filed as an Exhibit to this Form 10-Q on
                between the Company and the Lexford                  page 139.
                Shareholders

   11.1         Statement re:  computation of Per Share              See Note 1 of Notes to Consolidated
                Earnings                                             Financial Statements

    27          Financial Data Schedule                              Filed as an Exhibit to this Form 10-Q on
                                                                     page 152.

                                       28

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CARDINAL REALTY SERVICES, INC.
                                  (Registrant)


Dated: August 13, 1996     By:    /s/ John B. Bartling, Jr.
                                  ---------------------------------------------
                                     John B. Bartling, Jr.
                                     President and Chief Executive Officer



Dated: August 13, 1996     By:    /s/ David P. Blackmore
                                  ---------------------------------------------
                                     David P. Blackmore
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Accounting Officer)


Dated: August 13, 1996    By:    /s/ Ronald P. Koegler
                                  ---------------------------------------------
                                     Ronald P. Koegler
                                     Vice President and Treasurer