Form 10-Q
period 1996-09-30
CARDINAL REALTY SERVICES INC
filed 1996-11-12
CIK 903324

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
         (Mark one)

            |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                         15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

            | |      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                         15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21670

                      ------------------------------------


                         Cardinal Realty Services, Inc.
             (Exact Name of Registrant as Specified in its Charter)

              Ohio                                                31-4427382
(State or other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                             6954 Americana Parkway
                            Reynoldsburg, Ohio 43068
           (Address of Principal Executive Offices including Zip Code)

                                 (614) 759-1566
              (Registrant's Telephone Number, including Area Code)

                      ------------------------------------


Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---
Indicate by check X whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
          ---    ---

As of November 8, 1996 there were 4,550,145 shares of common stock issued, of which 210,321 shares were treasury shares.



                    Page 1 of 30 sequentially numbered pages

                            Exhibit Index on page 28.


================================================================================

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                                      INDEX

Part I   -  FINANCIAL INFORMATION                                                                                   Page No.

Item 1.     Financial Statements:
              Consolidated Balance Sheets as of September 30, 1996
                  (Unaudited) and December 31, 1995 (Audited).............................................................3

              Consolidated Statements of Income for the Three and Nine Months
                  Ended September 30, 1996 and 1995 (Unaudited)...........................................................4

              Consolidated Statement of Shareholders' Equity
                  for the Nine Months Ended September 30, 1996 (Unaudited)................................................5

              Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 1996 and 1995 (Unaudited).............................................6-7

              Notes to Consolidated Financial Statements...............................................................8-17

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................................................18-27


Part II  -    OTHER INFORMATION

Item 1.       Legal Proceedings..........................................................................................28

Item 2.       Changes in Securities......................................................................................28

Item 3.       Defaults upon Senior Securities............................................................................28

Item 4.       Submission of Matters to a Vote of Security Holders........................................................28

Item 5.       Other Information..........................................................................................28

Item 6.       Exhibits and Reports on Form 8-K...........................................................................28


Signatures...............................................................................................................29


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
         SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995 (AUDITED)

                                                                                  September 30,         December 31,
                                                                                       1996                 1995
                                                                               ==================   ==================
                                   ASSETS
Operating Real Estate (Note 2):
   Land.....................................................................    $       23,756,532   $       24,082,635
   Building and Improvements................................................           141,378,026          143,193,921
                                                                                ------------------   ------------------
                                                                                       165,134,558          167,276,556

   Accumulated Depreciation.................................................            (3,411,798)                   0
                                                                                ------------------   ------------------
                                                                                       161,722,760          167,276,556
Interests in and Receivables from Syndicated Partnerships (Notes 1 and 4)...            50,326,958           52,591,444
Cash (Note 1)...............................................................             3,718,712            2,751,986
Accounts Receivable, Affiliates (less an allowance
   of $2,315,672 at September 30, 1996 and $2,468,845 at
   December 31, 1995), Residents and Officers (Note 4)......................             3,897,965            5,088,478
Furniture, Fixtures and Other, Net..........................................             1,477,276            1,312,228
Funds Held in Escrow (Note 1)...............................................            11,240,443            9,390,610
Prepaids and Other (Note 1).................................................             9,272,600            3,930,099
                                                                                ------------------   ------------------
                                                                                $      241,656,714   $      242,341,401
                                                                                ==================   ==================
                    LIABILITIES AND SHAREHOLDERS'  EQUITY
Mortgages, Term Debt and Other Notes Payable:
   Non-Recourse Mortgages on Operating Real Estate (Notes 2 and 3)..........    $      146,607,459   $      151,130,612
   Corporate Term Debt......................................................            18,044,220           20,470,205
   Other Notes Payable......................................................               172,251            1,453,553
                                                                                ------------------   ------------------
                                                                                       164,823,930          173,054,370
Accounts Payable............................................................             1,734,914            1,350,641
Accrued Interest, Real Estate and Other Taxes (Notes 2 and 3)...............             5,249,535            4,532,148
Other Accrued Expenses .....................................................             6,949,878            9,716,866
Other Liabilities...........................................................             2,418,155            2,441,282
                                                                                ------------------   ------------------
   Total Liabilities                                                                   181,176,412          191,095,307
                                                                                ------------------   ------------------
Shareholders' Equity (Note 1):
   Preferred Stock, 1,500,000 shares authorized, no shares issued ..........                     0                    0
   Common Stock 13,500,000 shares authorized with no stated value,
       4,334,668 and 3,603,160 shares issued and outstanding
       at September 30, 1996 and December 31, 1995, respectively............            29,122,547           29,122,547
   Additional Paid-in Capital (Note 1)......................................            14,959,756            8,461,216
   Retained Earnings........................................................            16,397,999           13,662,331
                                                                                ------------------   ------------------
                                                                                        60,480,302           51,246,094
                                                                                ------------------   ------------------
                                                                                $      241,656,714   $      242,341,401
                                                                                ==================   ==================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THREE AND NINE MONTHS
                        ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                        Three Months Ended                Nine Months Ended
                                                                --------------------------------   --------------------------------
                                                                 September 30,   September 30,     September 30,   September 30,
                                                                     1996            1995              1996             1995
                                                                --------------- ---------------   --------------- -----------------
                                                                                  (Restated -                         (Restated -
                                                                                Notes 1 and 5)                       Notes 1 and 5)
Revenues:
  Rental and Other Operating Real Estate Revenues............   $    10,311,403                   $    30,755,215
  Fee Based..................................................         3,688,833 $     3,826,131         9,272,256 $     11,376,523
  Interest, Principally from Syndicated Partnerships.........         1,680,081       1,075,307         4,626,766        3,038,013
  Income from Disposal of Non-Core Assets-Net................             7,181         610,758           281,873        2,425,945
  Other......................................................            21,543         235,827           173,198          596,305
                                                                --------------- ---------------   --------------- ----------------
                                                                     15,709,041       5,748,023        45,109,308       17,436,786
                                                                --------------- ---------------   --------------- ----------------

Expenses:
  Rental Operating...........................................         5,281,275                        15,719,226
  Fee Based..................................................         2,627,882       2,078,650         5,723,834        6,330,588
  Administration.............................................         1,151,715       1,044,007         3,273,449        3,195,286
  Restructure Costs..........................................                 0               0           300,000                0
  Interest - Wholly Owned Property Debt......................         3,500,425               0        10,700,604                0
  Interest - Corporate Debt..................................           278,714         356,350           840,180        1,142,398
  Depreciation and Amortization..............................         1,418,696         141,489         4,071,047          388,898
                                                                --------------- ---------------   --------------- ----------------
                                                                     14,258,707       3,620,496        40,628,340       11,057,170
                                                                --------------- ---------------   --------------- ----------------

Income Before Income Taxes...................................         1,450,334       2,127,527         4,480,968        6,379,616
Provision for Income Taxes (Note 1)..........................           563,300         825,000         1,745,300        2,474,000
                                                                --------------- ---------------   --------------- ----------------
Income before Extraordinary Gain.............................           887,034       1,302,527         2,735,668        3,905,616
Extraordinary Gain, net of Income Taxes of
  $510,000  (Note 3).........................................                 0               0                 0          804,021
                                                                --------------- ---------------   --------------- ----------------
Net Income                                                      $       887,034 $     1,302,527   $     2,735,668 $      4,709,637
                                                                =============== ===============   =============== ================

Net Income per Common Share:
  Income Before Extraordinary Item...........................             $0.22           $0.34             $0.69            $1.02
  Extraordinary Gain.........................................              0.00            0.00              0.00             0.21
                                                                --------------- ---------------   --------------- ----------------
  Net Income                                                              $0.22           $0.34             $0.69            $1.23
                                                                =============== ===============   =============== ================

Weighted Average Common Shares Outstanding...................         4,093,000       3,850,000         3,953,000        3,850,000
                                                                =============== ===============   =============== ================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)


                                                            Common Stock
                                                   ------------------------------     Additional        Retained
                                                      Shares          Amount       Paid-in Capital      Earnings         Total
                                                   -------------  ---------------  ----------------  --------------  -----------

Balance,  January 1, 1996.......................       3,603,160  $    29,122,547  $      8,461,216  $   13,662,331  $   51,246,094

Shares issued in connection with the
  Lexford Acquisition (Note 1)..................         250,000                          5,000,000                       5,000,000

Contingent shares issued in connection with
  Lexford Acquisition (Note 1)..................         450,000

Shares issued, in connection with
  the claims resolution process ................           6,621

Exercise of options under non-qualified stock
  option plan...................................          26,722                             47,050                          47,050

Vesting Restricted Stock
  Compensation Awards...........................                                            174,220                         174,220

Less:  Treasury shares primarily from the
       redemption of stock held by
       Syndicated Partnerships..................          (1,835)                           (31,330)                        (31,330)

Credit from utilization of
  pre-confirmation tax benefits (Note 1)........                                          1,308,600                       1,308,600

Net Income for the period ......................                                                          2,735,668       2,735,668

                                                   -------------  ---------------  ----------------  --------------  --------------
Balance, September 30, 1996 (Note 1)............       4,334,668  $    29,122,547  $     14,959,756  $   16,397,999  $   60,480,302
                                                   =============  ===============  ================  ==============  ==============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995
                                   (UNAUDITED)

                                                                                       Nine Months Ended        Nine Months Ended
                                                                                       September 30, 1996      September 30, 1995
                                                                                     ----------------------    -------------------
Cash Flows provided by Operating activities:
  Management and Advisory Service activities:
   Cash received from Fee Based activities.......................................    $           16,989,544    $        15,940,367
   Cash received from Interests in and Receivables from Syndicated Partnerships..                 6,042,883              2,577,096
   Cash Receipts -- other........................................................                 1,276,105              2,804,725
   Cash paid to Vendors, Suppliers and Employees.................................               (17,374,022)           (15,805,350)
   Interest paid on Term Debt and Other Notes Payable............................                  (881,886)            (1,408,508)
   Income Taxes paid - City and State............................................                  (189,919)              (132,601)
   Taxes paid, other than Income Taxes...........................................                   (55,186)              (419,913)
   Payments related to non-recurring items.......................................                (1,891,525)              (628,066)
                                                                                     ----------------------    -------------------
                                                                                                  3,915,994              2,927,750
                                                                                     ----------------------    -------------------
  Real Estate Asset activities:
   Cash received from Rental activities..........................................                30,923,763                      0
   Payments on Rental activities.................................................               (17,105,705)                     0
   Interest paid on Mortgages....................................................               (10,178,201)                     0
                                                                                     ----------------------    -------------------
                                                                                                  3,639,857                      0
                                                                                     ----------------------    -------------------
Net Cash provided by Operating activities........................................                 7,555,851              2,927,750
                                                                                     ----------------------    -------------------

Cash Flow (used in) Investing activities:
  Management and Advisory Service activities:
   Proceeds from sale of Non-Core Assets and Other...............................                   701,492              2,065,945
   Capital Expenditures..........................................................                  (528,748)              (368,272)
   Repayment from/(Advances to) Syndicated Partnerships..........................                   396,369             (6,846,810)
   Acquisition of Real Estate Assets.............................................                         0               (425,812)
  Real Estate Asset activities:
   Net cash flow provided by Rental activities during period
       Held for Sale (net of Interest paid of $10,322,143 in 1995)...............                         0              1,836,656
   Funding of Escrows............................................................                  (310,759)                     0
   Capital Expenditures .........................................................                  (370,453)                     0
                                                                                     ----------------------    -------------------
Net Cash (used in) Investing activities..........................................                  (112,099)            (3,738,293)
                                                                                     ----------------------    -------------------

Cash Flows (used in)/provided by Financing activities:
  Management and Advisory Service activities:
   Proceeds from the exercise of Stock Options...................................                    47,050                      0
   Redemption of Stock held by Syndicated Partnerships...........................                   (31,330)                     0
   Net Proceeds from/(Principal Payments) on Term Debt and Other.................                (3,996,623)             2,438,514
  Real Estate Asset activities:
   Proceeds from Mortgage Debt...................................................                13,365,000                      0
   Payments on Mortgages - principal amortization................................                (1,415,176)            (1,618,009)
   Payments on Mortgages - lump sum..............................................               (14,445,947)              (392,070)
                                                                                     ----------------------    -------------------
Net Cash (used in)/provided by Financing activities..............................                (6,477,026)               428,435
                                                                                     ----------------------    -------------------
Increase/(Decrease) in Cash .....................................................                   966,726               (382,108)
Cash at Beginning of Year........................................................                 2,751,986              4,639,643
                                                                                     ----------------------    -------------------
Cash at End of Period............................................................    $            3,718,712    $         4,257,535
                                                                                     ======================    ===================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                                    September 30,      September 30,
                                                                                        1996                1995
                                                                                   ---------------    ---------------
Reconciliation of Net Income to
     Net Cash provided by Operating activities:
     Net Income...............................................................     $     2,735,668    $     4,709,637
     Adjustments to reconcile Net Income to Net Cash
         provided by Operating activities:
         Depreciation and Amortization........................................           4,071,047            388,898
         Provision for losses on Accounts Receivable..........................              74,069            525,326
         Income from Disposal or Recovery of Non-Core Assets .................            (281,873)        (2,425,945)
         Gain on Debt Restructuring...........................................                   0         (1,314,021)
         Provision for Income Taxes Credited to Paid-In Capital...............           1,308,600          2,984,000
     Changes in Operating Assets and Liabilities:
         Interests in and Receivables from Syndicated Partnerships............           1,617,714           (335,505)
         Accounts Receivable and Other Assets.................................          (6,183,344)         3,003,545
         Accounts Payable and Other Liabilities...............................           4,213,970         (4,608,185)
                                                                                   ---------------    ---------------
Net Cash provided by Operating activities.....................................     $     7,555,851    $     2,927,750
                                                                                   ===============    ===============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the first nine months of 1995, the Company (as defined in Note 1 to Consolidated Financial Statements) acquired four apartment properties primarily financed with $4,770,000 of first mortgages on the properties.

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

In the first nine months of 1996, the Company granted deeds in lieu of foreclosure for three Wholly Owned Properties to the mortgagee. The properties had an aggregate carrying value of $3.9 million. During the first nine months of 1995 the Company granted a deed in lieu of foreclosure for one Wholly Owned Property to the mortgagee. The property had an aggregate carrying value of $2.1 million. No significant gain or loss was recognized on these transactions because the assets and the non-recourse mortgages on each of these Properties (as defined in Note 1 to Consolidated Financial Statements) had been recorded in equal amounts.

Effective August 1, 1996, the Company acquired Lexford Properties, Inc. through a merger with a wholly owned subsidiary of the Company. The Company issued 700,000 shares of its Common Stock (valued at $14,000,000) in consideration of the acquisition, however 450,000 of the shares issued (valued at $9,000,000) are subject to forfeiture, in whole or in part, if the Company's combined property management operations fail to achieve certain profitability criteria on or before the end of the Company's 1999 fiscal year.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Cardinal Realty Services, Inc. and its wholly owned subsidiaries (collectively the "Company"). For consolidated financial statement purposes, the "Company" also includes limited partnerships and other legal entities which own Operating Real Estate Assets and in which the Company, in turn, owns a 100% equity interest. All significant intercompany balances and transactions have been eliminated in this consolidation. The accompanying consolidated financial statements, except for the Consolidated Balance Sheet at December 31, 1995, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements, the notes hereto and the capitalized terms included herein should be read in conjunction with the Company's Form 10-K.

         The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Business Overview
-----------------

         The Company engages in two core business activities: 1) management of multifamily residential real property, including provision of management services to owners of property in which the Company does not have an ownership interest; and 2) activities related to the ownership of multifamily residential real property (including provision of asset management services to passive co-owners). In January 1996 the Company restructured along these business lines by creating two business divisions: Advisory Services and Management Services. The restructuring was implemented, in part, to cause the Company and its management to focus attention on these two distinct, yet complementary, business activities.

         Management Services
         -------------------

         The Company's Management Services division is charged with the conduct of the Company's property management business. The Company's property management business involves all traditional elements of third party property management including: day-to-day management and maintenance of multi-family residential apartment properties, attracting and retaining qualified residents, collecting rents and other receivables from residents, providing cash management services for rental revenues, security deposits, taxes and insurance and deferred maintenance escrows, and compiling and furnishing information to property owners.

         Effective August 1, 1996, the Company acquired Lexford Properties, Inc. ("Lexford") by merger of a wholly owned subsidiary of the Company with and into Lexford. On that date, Lexford became a wholly owned subsidiary of the Company. Lexford has been engaged in the business of third party property management services to the owners of multifamily residential real property since commencing business operations in June 1988. At the time the Company acquired Lexford, Lexford managed approximately 22,000 apartment units for third party owners. The Company currently intends that Lexford will continue to provide and expand its third party property management services as well as to succeed to the operation

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


of the Company's Management Services division. Accordingly, the Company's property management business will be conducted through its wholly owned subsidiary, Lexford Properties, Inc. Management believes that the acquisition of Lexford has enhanced the Company's property management capabilities and will facilitate the Company's ability to acquire, as well as service, additional multifamily residential properties in the future including properties not built by the Company. (SEE "LEXFORD ACQUISITION").

         The Company's Management Services division also operates an adjunct business which the Company refers to as "Ancillary Services". The Company's Ancillary Services include the sale of parts and supplies to both the Wholly Owned Properties and Syndicated Partnerships and also the leasing of furniture and sale of renters insurance to residents at the Properties. In June 1996, the Company announced that it anticipated certain realignments in its current organization. As part of this restructure, the Company has contracted to out source the parts and supply inventory currently handled internally by the Company's Ancillary Services function. The Company expects that the transition to the out sourcing will be completed by the end of 1996. Thereafter, the Company's Ancillary Services department will continue to provide assistance to the Properties, in the acquisition of needed parts and supplies and the management of a coordinated buying group enjoying substantial volume discounts. In consideration of these services, the Company will generate income by retaining some portion of discounts earned.

         Advisory Services
         -----------------

         The objective of the Company's Advisory Services division is to maximize the value of its real estate holdings and its returns on real estate investments. The Company performs these functions both with respect to those Properties in which it maintains the entire ownership interest (its "Wholly Owned Properties") as well as those properties in which the Company maintains a partial ownership interest (the "Syndicated Partnerships"; and, together with the Wholly Owned Properties, the "Properties"). The Company strives to obtain and maintain the best available financing for the Properties and to maximize the Properties' operating performance. The Company evaluates the performance of all real estate holdings to identify investment requirements under-performing Properties or those that can be sold at an attractive price relative to their performance. The Company maintains at least 1% partnership interest in each of the Syndicated Partnerships; though usually 9% or 10% interest. Beyond its equity investment in the Properties, the Company holds receivables from a majority of the Syndicated Partnerships (SEE "RECORDED VALUES OF RECEIVABLES FROM SYNDICATED PARTNERSHIPS" AND NOTE 4). The remaining partnership interests are substantially all owned by unrelated third party limited partner investors.

         The Company's Advisory Services division acting in the Company's capacity as general partner of the Syndicated Partnerships provides asset management services to the Syndicated Partnerships. In addition, the Company's Advisory Services division performs the following services for the accounts of the co-owners (limited partners) of the Syndicated Partnerships: informational and financial reporting Services, (including tax return preparation and provision of tax return information to the limited partners;) and capital and financial planning, (including determination of reserves, funding of capital requirements and administration of capital distributions to partners.)


Fresh Start Accounting
----------------------

         The Company adopted a method of accounting referred to as fresh start ("Fresh Start") reporting as of September 11, 1992 (the "Effective Date"), the effective date of the Company's Third Amended Plan of Reorganization (the

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

Operating Real Estate Assets (previously Held for Sale)
-------------------------------------------------------

         During 1995 and prior years, the Company had attempted to market and sell the Wholly Owned Properties on terms that were beneficial to the Company and its shareholders. However, based upon mortgage debt that has since been restructured with favorable amortization terms, combined with improved net operating income and cash flow performance, management decided to retain the Wholly Owned Properties for investment (SEE NOTE 2). Therefore, commencing January 1, 1996, the operations, including a provision for depreciation, of the Wholly Owned Properties have been fully consolidated in the Company's Statements of Income. Further, the cash flows of the Wholly Owned Properties have been reclassified as Cash Flows Provided by Operating Activities. While the Wholly Owned Properties were held for sale, the results of operations from the Wholly
Owned Properties were credited to the carrying value of the real estate and no revenues, operating expenses or depreciation were included in the Consolidated Statements of Income. Cash flows from the Wholly Owned Properties prior to 1996 were classified as Cash Flow Provided by Investing Activities (SEE NOTE 5). The Company will continue to monitor and evaluate any changes in circumstances and/or economic conditions affecting its investment in the Wholly Owned Properties. The Company is currently analyzing alternatives for its majority interest in the Wholly Owned Properties, which may include a disposition to third parties resulting in deconsolidation of the entities.

Cash and Other Assets
---------------------

         Cash at September 30, 1996 of approximately $3.7 million is comprised of approximately $3.4 million related to Wholly Owned Properties (which is held in separate property bank accounts) and approximately $300,000 in corporate funds.

         As of September 30, 1996, Funds Held in Escrow of $11.2 million is comprised of $7.4 million of restricted cash related to the Wholly Owned Properties and $3.8 million in corporate funds. Wholly Owned Properties Funds Held in Escrow relate to security deposit escrows, real estate tax escrows and maintenance and replacement escrows required by mortgage lenders. Corporate Funds Held in Escrow are primarily amounts set aside to pay insurance premiums for the Properties.

         Prepaids and Other assets of $9.3 million as of September 30, 1996 include $4.7 million of goodwill related to the Lexford acquisition (SEE
"LEXFORD ACQUISITION" AND ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES -- LEXFORD ACQUISITION), $1.5 million of capitalized costs associated with refinancing mortgages on Wholly Owned Properties and $382,000 of prepaid expenses and loan costs associated with the refinancing of the Company's corporate lines of credit which are amortized based upon the maturity date of the new loan. In addition, Prepaids and Other assets consists of a leasehold interest in land of approximately $636,000, approximately $774,000 of prepaid insurance and real estate taxes, $131,000 of inventory of replacement parts and supplies for sale to Properties and approximately $1.0 million of advances to Properties to cover costs incurred in litigation with the Properties' former

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


insurance  carrier   involving   a   claim  for  termite  damage  at  certain of
the Properties, which was settled in the third quarter 1996. These advances were recovered from settlement proceeds in the fourth quarter 1996.

Recorded Values of Receivables from Syndicated Partnerships
-----------------------------------------------------------

         The Company owns general partner and/or limited partner interests in, and holds second mortgage loans and other receivables from, Syndicated Partnerships. The majority of these receivables arose prior to the Effective Date as a result of agreements related to the syndication of the Syndicated Partnerships. Advances made to Syndicated Partnerships since the Effective Date primarily were for supplemental financing for debt restructuring or refinancing transactions as described in Notes 3 and 4. Interests in and Receivables from Syndicated Partnerships were recorded at their estimated fair value as of the Effective Date based upon Fresh Start accounting. The contractual amounts of receivables are significantly greater than the recorded values. At September 30, 1996 and December 31, 1995, the contractual value of the Company's Interests in and Receivables from Syndicated Partnerships amounted to $238.0 million and $237.1 million, respectively. There can be no assurance that the Company will collect any amounts above the recorded Fresh Start value of these receivables.

         The Fresh Start values were established as of the Effective Date utilizing an estimation of value based upon a capitalization rate of 10.5% applied to the net operating income of the respective Syndicated Partnership. The estimated value was then adjusted by the Syndicated Partnership's mortgage debt and the Syndicated Partnership's other assets and liabilities to determine an estimated net fair value. The Company then calculated its share of the estimated net fair value for each Syndicated Partnership, without regard to the possibility that payments to limited partners might be required in order to effectuate sales of the real estate by certain of the Syndicated Partnerships.

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

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Non-Core Assets
---------------

         The Company also has interests in motel properties, investor notes receivable and certain other assets (collectively the "Non-Core Assets"). The Company valued these Non-Core Assets as of the Effective Date based on previous and current purchase offers, previous sales activity and independent appraisals. In 1994, the Company recovered the remaining recorded value of Non-Core Assets from the collection of receivables and proceeds from disposals of such assets. The Company began recognizing income from sale proceeds and collections, net of collection and closing costs, after the carrying value was fully recovered. By September 30, 1996 the Company had successfully disposed of a substantial portion of its Non-Core Assets. Those Non-Core Assets remaining are not significant.

Lexford Acquisition
-------------------

         Effective August 1, 1996 the Company acquired Lexford by way of a merger (the "Lexford Merger") of a wholly owned subsidiary of the Company with and into Lexford. The terms of the Lexford Merger provided that the Company would succeed to the ownership of all of the issued and outstanding stock of Lexford and the shareholders of Lexford would receive 700,000 shares of restricted, newly issued Common Stock. For purposes of the Lexford Merger, the Common Stock was valued at $20 per share. Approximately $9.0 million, or 450,000 shares, of the purchase price is subject to forfeiture in whole or in part in the event Lexford does not achieve certain profitability criteria within three fiscal years. The Lexford shareholders received 250,000 shares of Common Stock free of contingencies.

Net Income Per Share
--------------------

         Net income per share for a specified period is computed based on the total weighted average number of shares of the Company's Common Stock, without par value ("Common Stock"), outstanding during the subject period and those contingent shares estimated to be issued to officers, employees and directors in accordance with the Company's 1992 Incentive Equity Plan, as amended (the "Incentive Equity Plan"). In August 1996, the Company issued 700,000 shares of Common Stock in connection with the Lexford merger, 450,000 shares of which remain subject to forfeiture in whole or in part. The 450,000 shares subject to forfeiture are excluded from the weighted average shares outstanding because the shares are not dilutive. For the three months ended September 30, 1996, the total weighted average shares outstanding was approximately 4,093,000, including the weighted average of approximately 273,000 estimated to be issued in the future pursuant to the Incentive Equity Plan. For the nine months ended September 30, 1996, the total weighted average shares outstanding was approximately 3,953,000 including the weighted average of approximately 245,000 shares estimated to be issued pursuant to the Incentive Equity Plan. At September 30, 1996, there were approximately 210,000 treasury shares.

Restatement -- Provision for Income Taxes
-----------------------------------------

         The  net  income   previously   reported  in  the  September  30,  1995
Consolidated Statement of Income has been adjusted in order to comply with Statement of Position 90-7 "Reorganization Under the Bankruptcy Code" ("SOP 90-7") pertaining to accounting for deferred income taxes. SOP 90-7 requires that benefits realized from pre-confirmation net operating loss carryforwards be reported as an increase to Additional Paid-in Capital. For the period ending September 30, 1995 the Company reported net income, but was not required to pay taxes on such income, as the result of having the benefit of net operating loss carryforwards to offset the income. The financial statements as adjusted, reflect a non-cash charge in the form of an increase in the provision for income

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


taxes in the Consolidated Statements of Income. Net deferred tax assets (which have been fully reserved against and therefore are not reflected on the Company's September 30, 1996 and December 31, 1995 Consolidated Balance Sheets) have been reduced by an amount equivalent to the non-cash charge with a corresponding increase being made to Additional Paid-in Capital. The adjustment does not affect the Company's cash flows or total Shareholders' Equity. The effect of the adjustment is as follows:

                                                           As Previously          Adjustment for               As
                                                             Reported             Tax Provision             Adjusted
                                                         -----------------      ------------------      ----------------
Three Months Ended September 30, 1995
Income before Extraordinary Gain....................     $       2,127,527      $        (825,000)      $      1,302,527
Extraordinary Gain..................................                     0                      0                      0
                                                         -----------------      ------------------      ----------------
Net Income..........................................     $       2,127,527      $        (825,000)      $      1,302,527
                                                         =================      ==================      ================


Per Share of Common Stock:
    Income before Extraordinary Gain................                 $0.55                 ($0.21)                 $0.34
    Extraordinary Gain..............................                  0.00                   0.00                   0.00
                                                         -----------------      ------------------      ----------------
    Net Income......................................                 $0.55                 ($0.21)                 $0.34
                                                         =================      ==================      ================


Nine Months Ended September 30, 1995
Income before Extraordinary Gain...................       $      6,379,616      $      (2,474,000)      $      3,905,616
Extraordinary Gain.................................              1,314,021               (510,000)               804,021
                                                          ----------------      ------------------      ----------------
Net Income.........................................       $      7,693,637      $      (2,984,000)      $      4,709,637
                                                          ================      ==================      ================


Per Share of Common Stock:
    Income before Extraordinary Gain...............                  $1.66                 ($0.64)                 $1.02
    Extraordinary Gain.............................                    .34                  (0.13)                  0.21
                                                          ----------------      ------------------      ----------------
    Net Income.....................................                  $2.00                 ($0.77)                 $1.23
                                                          ================      ==================      ================

Reclassification
----------------

           The Statements of Income, the Statements of Cash Flows and certain financial information in the notes to the financial statements for the period ended September 30, 1995 have been reclassified to conform to the 1996 presentation.

Corporate Restructuring
-----------------------

         In June 1996, as a result of management's continued evaluation of the Company's Ancillary Services, corporate finance and Management Services operations, the Company announced a staff restructuring totaling 13 employees. The June 1996 restructuring has resulted in a one time $300,000 restructure expense for the nine months ended September 30, 1996. The June 1996 restructuring is expected to result in annual expense savings of approximately $400,000 and, along with the corporate restructuring recorded in the fourth

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


quarter of 1995, are expected to result in combined annual expense savings of approximately $1,400,000 (SEE "BUSINESS OVERVIEW"). The June 1996 restructuring reduced the number of corporate employees dedicated to financial reporting and management duties and also resulted in the outsourcing of the parts and supplies inventory component of the Company's Ancillary Services operations.

           The foregoing forward looking statements of potential cost savings are estimates and actual results may differ. Differences could develop if perceived efficiencies are not obtained.

NOTE 2  OPERATING REAL ESTATE ASSETS

           Operating Real Estate Assets consist of the Wholly Owned Properties. During the first nine months of 1996, lenders accepted deeds in lieu of foreclosure on three Wholly Owned Properties. The principal and accrued interest on the mortgage loans secured by the Wholly Owned Properties aggregated approximately $3.1 million. The deeds on two of these Properties were granted pursuant to an overall agreement with the lender to restructure certain mortgages in 1995. In the third quarter of 1996, the Company purchased the entire limited partnership interest in a Syndicated Partnership for $17,500. This purchase caused the reclassification of the Syndicated Partnership to a Wholly Owned Property. In the fourth quarter of 1995 the Company granted a deed in lieu of foreclosure on one Wholly Owned Property. No significant gain or loss was recognized on this transaction. The Company acquired three Wholly Owned Properties in the fourth quarter of 1995 and also effected a combination of three Wholly Owned Properties into one Wholly Owned Property during such period. As a result of these transactions, at September 30, 1996 there were 114 Wholly Owned Properties as compared to 116 at September 30, 1995.

           Condensed combined balance sheets, with intercompany payables and receivables eliminated, of the Company's Wholly Owned Properties as of September 30, 1996 and December 31, 1995 are as follows:


                                                           September 30, 1996         December 31, 1995
                                                        ------------------------   ------------------------
                       Assets
Net Operating Real Estate Assets.....................   $            161,722,760   $            167,276,556
Cash.................................................                  3,446,790                  2,699,924
Accounts Receivable..................................                  1,071,889                  1,043,069
Funds Held in Escrow.................................                  7,407,920                  7,097,162
Prepaids and Other...................................                  2,270,837                  2,487,494
                                                        ------------------------   ------------------------
                                                        $            175,920,196   $            180,604,205
                                                        ========================   ========================
               Liabilities and Equity
Mortgage Payable.....................................   $            146,607,459   $            151,130,612
Accounts Payable.....................................                    882,792                    953,076
Accrued Interest and Real Estate Taxes...............                  3,836,147                  3,577,547
Other Accrued Expenses...............................                  1,322,332                  1,315,132
Other Liabilities....................................                  1,206,922                  1,094,800
                                                        ------------------------   ------------------------
                                                                     153,855,652                158,071,167
Equity...............................................                 22,064,544                 22,533,038
                                                        ------------------------   ------------------------
                                                        $            175,920,196   $            180,604,205
                                                        ========================   ========================

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         As of the Effective Date, in accordance with Fresh Start reporting, the mortgages on the Wholly Owned Properties were restated to estimate fair value (the "Carrying Value") if the Fresh Start value of the assets was less than the outstanding principal amount of the mortgages. Although the value of the assets may have increased since the Effective Date, the Carrying Value of the mortgages and the assets has not been adjusted. The mortgages on the Wholly Owned Properties had contractual principal balances of approximately $155.7 million and $163.8 million at September 30, 1996 and December 31, 1995, respectively, compared to Carrying Values of $146.6 million and $151.1 million at such dates. Interest expense is recorded based on the Carrying Value unless the contractual balance is being paid, in which case, the amount paid is expensed. During the period from the Effective Date through September 30, 1996 the Company has refinanced 102 mortgage loans secured by the Wholly Owned Properties and has acquired five Wholly Owned Properties. Mortgages which have been originated following the Effective Date, as a result of an acquisition, are recorded as liabilities on the Consolidated Balance Sheets in their full principal amount. Typically, each Wholly Owned Property is secured by a separate mortgage loan. The mortgage loans secured by the Wholly Owned Properties are non-recourse in nature, except for one mortgage loan of approximately $900,000.

           With respect to those Properties and other assets which the Company has acquired, and will acquire, after the Effective Date, the recorded values are established on the basis of acquisition cost, in accordance with generally accepted accounting principles.

NOTE 3 MORTGAGE REFINANCINGS

           During the first nine months of 1996, the Company completed the refinancing of mortgages on nine Wholly Owned Properties and 23 Syndicated Partnerships. Mortgage indebtedness on the Wholly Owned Properties, with a contractual value of $15.1 million and a Carrying Value of $14.7 million, was refinanced with mortgages bearing interest ranging from approximately 8.0% to 9.1%, with 25 year amortization and seven to ten year maturities. Annual debt service on the affected Wholly Owned Properties decreased from $1.3 million to $1.1 million in the aggregate as a result of the refinancing. These transactions funded improvement and deferred maintenance, tax and working capital escrows of approximately $570,000.

           The refinancing of the mortgages on 11 of the 23 Syndicated Partnerships generated excess cash proceeds of $1.5 million in the third quarter of 1996. Such proceeds were utilized by the respective Syndicated Partnerships to pay down obligations owed by such Syndicated Partnerships to the Company. The refinancing of these 11 Syndicated Partnerships was the initial closing of a portfolio of approximately 80 Syndicated Partnerships expected to be refinanced by the end of 1996. In the third quarter of 1996, the Company recorded a reserve for the estimated expenditures associated with refinancing that portfolio. Since the reserve is not material and results from the overall refinancing transaction, it is recorded against the loan fee and interest income generated from the excess proceeds received by the Company from the initial closing. The remaining Syndicated Partnerships included in this portfolio are not expected to generate excess proceeds as significant as the initial 11 Syndicated Partnerships.

           Through September 30, 1995, the Company completed modification or refinancing transactions involving 111 Properties. These transactions resulted in the modification of mortgage loans on 27 Wholly Owned Properties and the modification or refinancing of mortgage loans on 84 Syndicated Partnerships. These transactions resulted in an extraordinary gain on discharge of indebtedness on the Wholly Owned Properties, net of closing costs, reserves and taxes, of approximately $804,000.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


           While there can be no assurance, the Company expects to refinance a significant number of mortgages on the Properties during the fourth quarter of 1996.

NOTE 4  RELATED PARTY TRANSACTIONS

         The Company manages 112 of the 114 Wholly Owned Properties and 409 of the 413 Syndicated Partnerships. The Company also provides various Ancillary Services, including the sale of maintenance supplies and replacement parts to the Properties, and furniture rentals and insurance to residents (SEE NOTE 1 - BUSINESS OVERVIEW - MANAGEMENT SERVICES). The Company earned fee based revenues from the Syndicated Partnerships of approximately $2.9 million and $3.1 million for the three months ended September 30, 1996 and 1995, respectively, and $8.4 million and $8.9 million for the nine months ended September 30, 1996 and 1995, respectively. The Company also earned a majority of its interest income on its receivables (including second mortgages) from the Syndicated Partnerships. Approximately $2.3 million and $3.9 million of the Accounts Receivable were due from the Syndicated Partnerships as of September 30, 1996 and December 31, 1995, respectively. The decline in the accounts receivable is cyclical in nature due to the timing of the billing and collection of the annual insurance premiums collected and paid by the Company on behalf of the Syndicated Partnerships. Fee Based Revenues and Accounts Receivable related to the Wholly Owned Properties are eliminated in consolidation.

         The Company received repayment of advances of approximately $396,000 from the Syndicated Partnerships in the first nine months of 1996 as compared to making net advances of $6.8 million in the first nine months of 1995 principally related to refinancing of mortgages. These advances are included in Interests in and Receivables from Syndicated Partnerships. The advances in 1995 provided supplemental financing to facilitate satisfaction of indebtedness owed to former lenders and/or to fund transaction costs and escrows. These advances bear interest at one percent over the prime rate of interest of The Provident Bank (the "Bank"), 8.25% at September 30, 1996.

NOTE 5 COMPARATIVE INCOME STATEMENTS

         Prior to 1996 the operations of the Wholly Owned Properties were excluded from the Company's Statements of Income (SEE NOTE 1 - OPERATING REAL ESTATE ASSETS (PREVIOUSLY HELD FOR SALE)). In order to facilitate the comparison of operations in 1996 to 1995, the following "proforma" Income Statement (the "Proforma Income Statement") has been prepared for the three and nine months ended September 30, 1995 as if the Wholly Owned Properties were previously consolidated. All intercompany transactions have been eliminated. Depreciation expense for the Operating Real Estate Assets has been estimated for 1995.

         Management expects that the discernible trends which have developed from and after January 1, 1996, namely reduction in the amounts of income received attributable to the disposal of Non-Core Assets and increases in income recognized from Operating Real Estate Assets and the Company's Interests in and Receivables from Syndicated Partnerships will continue. For these reasons, the Company has supplementally disclosed earnings before interest, income taxes, depreciation, amortization and extraordinary items ("EBITDA"), recurring EBITDA, recurring EBITDA reduced for Interest - Wholly Owned Property Debt ("Adjusted EBITDA") and Funds from Operations of its Wholly Owned Properties. Management believes that these supplemental disclosures are meaningful measures for analysis of the Company's results of operations both taken alone and when compared to the Company's counterparts in the multi-family residential real property ownership and management business.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                               Three Months Ended September 30       Nine Months Ended September 30
                                                            -----------------------------------   ----------------------------------
                                                                  1996               1995              1996              1995
                                                            ----------------   ----------------   ---------------  ----------------
                                                                                   Proforma                            Proforma
Revenues:
   Rental and Other Operating Real Estate Revenues......... $     10,311,403   $      9,949,673   $    30,755,215  $     29,239,531
   Fee Based...............................................        3,688,833          3,066,242         9,272,256         8,946,860
   Interest, Principally from Syndicated Partnerships......        1,680,081          1,075,306         4,626,766         3,038,013
   Income from Disposal of Non-Core Assets-Net.............            7,181            610,758           281,873         2,425,945
   Other...................................................           21,543            235,828           173,198           596,305
                                                            ----------------   ----------------   ---------------  ----------------
                                                                  15,709,041         14,937,807        45,109,308        44,246,654
                                                            ----------------   ----------------   ---------------  ----------------

Expenses:
   Rental Operating........................................        5,281,275          6,143,713        15,719,226        16,711,718
   Fee Based...............................................        2,627,882          1,578,619         5,723,834         4,775,640
   Administration..........................................        1,151,715          1,036,036         3,273,449         3,168,669
   Restructure Costs.......................................                0                  0           300,000                 0
   Interest - Wholly Owned Property Debt...................        3,500,425          3,601,271        10,700,604        10,747,268
   Interest - Corporate Debt...............................          278,714            356,350           840,180         1,142,398
   Depreciation and Amortization...........................        1,418,696          1,388,838         4,071,047         3,923,897
                                                            ----------------   ----------------   ---------------  ----------------
                                                                  14,258,707         14,104,827        40,628,340        40,469,590
                                                            ----------------   ----------------   ---------------  ----------------

Income Before Income Taxes.................................        1,450,334            832,980         4,480,968         3,777,064
Provision for Income Taxes (Note 1)........................          563,300            329,000         1,745,300         1,465,000
                                                            ----------------   ----------------   ---------------  ----------------
Income before Extraordinary Gain...........................          887,034            503,980         2,735,668         2,312,064
Extraordinary Gain, net of Income Taxes (Note 3)...........                0                  0                 0           804,021
                                                            ----------------   ----------------   ---------------  ----------------
Net Income................................................. $        887,034   $        503,980   $     2,735,668  $      3,116,085
                                                            ================   ================   ===============  ================
   EBITDA.................................................. $      6,648,169   $      6,179,439   $    20,092,799  $     19,590,627
                                                            ================   ================   ===============  ================
   Recurring EBITDA........................................ $      6,462,974   $      5,405,418   $    19,883,785  $     16,571,202
                                                            ================   ================   ===============  ================

   Adjusted EBITDA (Recurring EBITDA reduced by
       Interest - Wholly Owned Property Debt).............. $      2,962,549   $      1,804,147   $     9,183,181  $      5,823,934
                                                            ================   ================   ===============  ================


Net Income per Common Share:
   Income Before Extraordinary Item........................            $0.22              $0.13             $0.69            $0.60
   Extraordinary Gain......................................             0.00               0.00              0.00             0.21
                                                            ----------------   ----------------   ---------------  ---------------
   Net Income..............................................            $0.22              $0.13             $0.69            $0.81
                                                            ================   ================   ===============  ===============

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         The following discussion explains material changes in the Company's results of operations, comparing the three and nine months ended September 30, 1996 and 1995 and significant developments affecting the Company's financial condition since the end of 1995. The following discussion should be read in conjunction with the historical financial statements of the Company.

         The financial statements for the three and nine months ended September 30, 1995 do not include the results of operations (revenues, expenses or depreciation) attributable to the Operating Real Estate Assets, formerly classified as Real Estate Assets Held for Sale. Commencing January 1, 1996 the results of operations, including depreciation of the Operating Real Estate Assets, have been included in the Consolidated Statements of Income (SEE ITEM 1
- NOTE 1 - OPERATING REAL ESTATE ASSETS (PREVIOUSLY HELD FOR SALE) AND NOTE 5 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). Therefore, the Consolidated Statements of Income for the three and nine months ended September 30, 1996 are not comparable to the same periods in 1995. In order to facilitate the comparison of operations, the notes to the financial statements include a
"proforma" consolidated income statement for the three and nine months ended September 30, 1995, prepared as if the Wholly Owned Properties were previously consolidated (SEE ITEM 1 - NOTE 5 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). The following discussion of results of operations is based upon the Proforma Income Statement included in the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

         Rental and Other Operating Real Estate Revenues are derived from the Wholly Owned Properties which own and operate apartment communities that comprise the Company's Operating Real Estate Assets. Revenues increased approximately $362,000 and $1.5 million, or 3.6% and 5.2%, respectively, for the three and nine months ended September 30, 1996, as compared to the same periods in 1995. The increase was primarily due to the 4.9% increase in average rent per unit from $369 in 1995 to $387 in 1996. The average economic occupancy of the 109 Wholly Owned Properties in operation at all times during the comparable periods was 92.7% for the nine months ended September 30, 1996, as compared to 91.8% for the nine months ended September 30, 1995. Economic occupancy is defined as the amount of revenue collected from residents as a percentage of the revenue a property could generate if full rents for all units were collected. (SEE ITEM 1 - NOTES 1 AND 5 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

         Fee Based Revenues are comprised of Management Services and Advisory Services revenues generated from services provided to Syndicated Partnerships and residents at the Properties. Management Services revenues principally relate to property management and accounting services provided to the Syndicated Partnerships and, from and after August 1, 1996, property management services provided to third party property owners (SEE LIQUIDITY AND CAPITAL RESOURCES -- LEXFORD ACQUISITION). Ancillary Services (a department of Management Services) revenues consist principally of revenue generated from the sale of replacement and maintenance material to the Syndicated Partnerships. In addition, Ancillary Services revenues include revenue generated from furniture leasing and renter's insurance products provided to residents of the Properties. Advisory Services revenues consist of partnership administration fees as well as fees generated from loan refinancing and restructuring. (SEE ITEM 1 - NOTE 1 - BUSINESS OVERVIEW OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

         The following are the major components of Management Services revenues and Advisory Services revenues for the three and nine months ended September 30, 1996 as compared to the same periods in 1995:

                                                             Three Months Ended                         Nine Months Ended
                                                                September 30                               September 30
                                                   -----------------------------------      ------------------------------------
                                                        1996               1995                   1996                 1995
                                                   --------------   ------------------      ----------------      --------------
                                                                         Proforma                                    Proforma
Management Services:
  Property Management Services:
      Property Management and
         Accounting Services ...................   $    2,770,949   $        1,838,566      $      6,645,476      $    5,528,348
      Other Management Service
         Fee Revenues...........................          349,571              400,563             1,114,941           1,157,450
  Ancillary Services:
      Furniture Leasing and
         Renters Insurance......................           51,629               65,079               213,063             267,483
      Replacement and Maintenance
         Material Revenues - Net                           71,341              291,681               222,144             521,727
                                                   --------------   ------------------      ----------------      --------------
Total Management Services Revenues..............        3,243,490            2,595,889             8,195,624           7,475,008
                                                   --------------   ------------------      ----------------      --------------
Advisory Services:
  Partnership Administration & Other Fees.......          267,329              307,090               849,491             878,372
  Loan Refinancing and Restructuring Fees.......          178,014              163,263               227,141             593,480
                                                   --------------   ------------------      ----------------      --------------
Total Advisory Services Revenues................          445,343              470,353             1,076,632           1,471,852
                                                   --------------   ------------------      ----------------      --------------
Total Fee Based Revenues........................   $    3,688,833   $        3,066,242      $      9,272,256      $    8,946,860
                                                   ==============   ==================      ================      ==============

         Fee Based Revenues increased approximately $623,000 and $325,000 or 20.3% and 3.6%, respectively, for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The increase was primarily due to approximately $932,000 and $1.1 million increases in property management and accounting services revenues for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. Increases were principally due to the two months of operations of Lexford Properties, acquired effective August 1, 1996. Lexford contributed approximately $835,000 in property management and accounting services revenues in the third quarter of 1996. The increase in property management and accounting services revenues was partially offset by a decrease of approximately $234,000 and $354,000 in Ancillary Revenues for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. This decrease related primarily to a decline in the net revenues of replacement and maintenance materials sales to Syndicated Partnerships. In addition, replacement and material sales volumes may be impacted in the future as the Company is currently evaluating product lines and has decided to out source warehousing operations. In addition, loan refinancing and restructuring fees were comparable for the three months ended September 30, 1996 and 1995, but decreased approximately $366,000 for the nine months ended September 30, 1996, as compared to the same period in 1995. Loan refinancing and restructuring fees ("Loan Fees") are subject to significant fluctuation from period to period based upon the volume of loans maturing in a given year and the ability to refinance based on the current interest rate environment and the Syndicated Partnerships' abilities to pay the fees. Although there can be no assurance, the Company anticipates additional loan fees in the fourth quarter related to refinancing activity currently under negotiation. (SEE LIQUIDITY AND CAPITAL RESOURCES -- FINANCING AND DEBT RESTRUCTURING OF THE PROPERTIES.)

         Interest Income increased approximately $605,000 and $1.6 million or 56.2% and 52.3%, respectively, for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. Interest Income is primarily derived from the interest collected or accrued on the recorded value of interests in, and receivables from, Syndicated Partnerships (SEE NOTE 1 -

RECORDED VALUES OF RECEIVABLES FROM SYNDICATED PARTNERSHIPS - OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). The increase in Interest Income was primarily due to increased net operating income, lower first mortgage debt service requirements and excess proceeds from refinancing of Property mortgages. Although there can be no assurances, Interest Income should continue to be favorably impacted in the future as a result of mortgage refinancings and, possibly, increasing net operating income as well (SEE "NET OPERATING INCOME OF SYNDICATED PARTNERSHIPS").

         Income from Disposal of Non-Core Assets decreased approximately $604,000 and $2.1 million for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. This income is derived from the net disposition proceeds of Non-Core Assets in excess of the aggregate recorded value of these assets. Additional income from the disposal of Non-Core Assets and recovery of investor notes receivable may be recognized in the future, although at significantly lower levels than recognized in 1995. Income from Disposal of Non-Core Assets is not a recurring, long term source of revenue. (SEE NOTE 1 - NON-CORE ASSETS - OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

         Other Revenues decreased approximately $214,000 and $423,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease was principally due to collection of fully reserved receivables due from certain Syndicated Partnerships in 1995.

         Rental Operating Expense decreased approximately $862,000 and $992,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. Improvement and replacement expenses, in the aggregate, decreased approximately $534,000 and $621,000, respectively.

         Fee Based Expenses increased approximately $1.0 million for both the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The increase was primarily due to approximately $815,000 of Fee Based Expenses related to the third party management operation of Lexford Properties, which was acquired effective August 1, 1996. In addition, approximately, $100,000 of the increase was related to an increase in the estimated bonus accrual based upon the improved property performance year to date.

         Administration Expenses increased approximately $116,000 and $105,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The increase in administration expenses was primarily related to outside consulting costs incurred for corporate strategic planning, technology evaluation, legal and relocation costs.

         Restructure Costs of $300,000 were accrued for in the second quarter of 1996 as a one time charge related to costs anticipated to be incurred in connection with realignments to its organization due to overlapping responsibilities. Management anticipates that this realignment should result in annual savings of approximately $400,000 primarily related to reductions in payroll and related fringe benefit costs. The realignment was implemented in the third quarter of 1996. (SEE NOTE 1 - CORPORATE RESTRUCTURING - OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

         Interest Expense for mortgages on the Wholly Owned Properties decreased approximately $101,000 and $47,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. Interest Expense on the Company's corporate lines of credit decreased approximately $78,000 and $302,000 for the three and nine month comparative periods. This decrease is due primarily to the Company's refinancing of its corporate credit facility with The Provident Bank (the "Bank"), at the Bank's prime rate of interest minus 1.0%, as compared to an interest rate of prime plus 0.5% with the Company's previous lender (SEE "LIQUIDITY AND CAPITAL RESOURCES").

         Depreciation and Amortization Expense increased approximately $30,000 and $147,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The increase is primarily due to the amortization of loan costs capitalized in connection with the refinancing of corporate debt and real estate mortgages and the amortization of goodwill associated with the Lexford acquisition.

         Income before Extraordinary Gain amounted to approximately $887,000, or $.22 per share, for the three months ended September 30, 1996, as compared to approximately $504,000, or $.13 per share, for the same period in 1995. Income before Extraordinary Gain amounted to $2.7 million and $2.3 million for the nine month periods ended September 30, 1996 and 1995, respectively, or $.69 and $.60 per share, respectively. The extraordinary gain of approximately $804,000 for the nine months ended September 30, 1995 was due to debt forgiveness related to first mortgage refinancings for certain Wholly Owned Properties. Net Income was approximately $887,000 and $2.7 million, or $.22 and $.69 per share, for the three and nine months ended September 30, 1996, respectively, as compared to approximately $504,000 and $3.1 million, or $.13 and $.81 per share, for the same periods in 1995.

Earnings before Interest, Taxes, Depreciation and Amortization

         The Company believes that earnings before interest, income taxes, depreciation, amortization and extraordinary items ("EBITDA"), recurring EBITDA, and adjusted EBITDA are the most significant indicators of the strength of its results. EBITDA is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures, including expenditures for acquisitions. EBITDA does not represent cash flow as defined by generally accepted accounting principles and does not necessarily represent amounts of cash available to fund the Company's cash requirements. EBITDA increased 7.5% for the three months ended September 30, 1996, as compared to the same period in 1995. EBITDA for the nine months ended September 30, 1996 increased 2.6%, as compared to the same period in 1995. The Company views "Recurring EBITDA" as a more meaningful measurement of the Company's current performance. Recurring EBITDA excludes non-recurring items, such as income from disposal of Non-Core Assets, Loan Fees and corporate restructuring costs. Recurring EBITDA increased 19.6% from $5.4 million for the three months ended September 30, 1995 to $6.5 million for the same period in 1996. Recurring EBITDA increased 20.0% from $16.6 million for the nine months ended September 30, 1995 to $19.9 million for the same period in 1996. Adjusted EBITDA increased 64.2% and 57.7% for the three and nine months ended September 30, 1996 as compared to the same periods in 1995.

Funds from Operations of Wholly Owned Properties

         Funds from Operations ("FFO") is a financial statistic used to measure real estate operating results. FFO, as applied to the Company, represents income from the Wholly Owned Properties excluding depreciation, extraordinary gains and funding from escrows for deferred maintenance. FFO for the three and nine months ended September 30, 1996, as compared to the same periods in 1995 without intercompany eliminations of Fee Based Revenues of approximately $914,400 and $760,000 for the three months ended September 30, 1996 and 1995, respectively, and $2.6 million and $2.4 million for the nine month periods ended September 30, 1996 and 1995, respectively, is as follows:

                                                          Three Months Ended                           Nine Months Ended
                                                             September 30                                September 30
                                                --------------------------------------      ---------------------------------------
                                                     1996                  1995                   1996                   1995
                                                ---------------      -----------------      ----------------       ----------------
Rental Revenues.............................    $    10,311,403      $       9,949,673      $     30,755,215       $     29,239,531
Operating Expenses..........................          4,656,975              4,666,120            13,851,295             13,349,292
                                                ---------------      -----------------      ----------------       ----------------
Net Operating Income........................          5,654,428              5,283,553            16,903,920             15,890,239

Improvement and Replacement Expense.........            668,220              1,202,735             2,163,956              2,785,937
Interest Expense............................          3,500,425              3,601,271            10,700,604             10,747,268
Other.......................................            416,870                526,745               858,070              1,424,587
Depreciation and Amortization...............          1,242,307              1,247,349             3,625,714              3,534,999
                                                ---------------      -----------------      ----------------       ----------------
Loss before Income Taxes....................           (173,394)            (1,294,547)             (444,424)            (2,602,552)
                                                ---------------      -----------------      ----------------       ----------------
Add:   Improvements and Replacements
       funded from Deferred Escrows.........                  0                520,989               523,025              1,345,011
       Depreciation and Amortization........          1,242,307              1,247,349             3,625,714              3,534,999
                                                ---------------      -----------------      ----------------       ----------------
Funds from Operations.......................    $     1,068,913      $         473,791      $      3,704,315       $      2,277,458
                                                ===============      =================      ================       ================

                                       21

         The approximate $595,000 or 125% and $1.4 million or 63% increases in FFO for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995 is reflective of the same factors discussed in "Results of Operations."

Net Operating Income of Syndicated Partnerships

         The following table summarizes unaudited comparable revenues, operating expenses and net operating income ("NOI") for the 413 Syndicated Partnerships in operation for the three and nine months ended September 30, 1996 and 1995.

                                                 Three Months Ended September 30                 Nine Months Ended September 30
                                            -----------------------------------------       ----------------------------------------
                                                   1996                   1995                    1996                   1995
                                            ------------------      -----------------       ----------------      ------------------

Rental Revenues.......................      $       31,680,581      $      30,070,176       $     93,211,099      $       88,692,824
Operating Expenses....................              14,247,376             14,346,242             42,305,020              41,400,001
                                            ------------------      -----------------       ----------------      ------------------
Net Operating Income..................      $       17,433,205      $      15,723,934       $     50,906,079      $       47,292,823
                                            ==================      =================       ================      ==================
Improvement and
   Replacement Expense................      $        2,620,076      $       2,617,507       $      7,227,885      $       10,714,992
                                            ==================      =================       ================      ==================
Interest Expense......................      $        9,940,331      $      10,257,413       $     29,877,866      $       30,384,859
                                            ==================      =================       ================      ==================

Income and Cash Flow to the Company from the Syndicated Partnerships:

   Cash Received from Interests in
       and Receivables from
       Syndicated Partnerships........      $        3,316,647      $         899,904       $      6,042,883      $        2,577,096
                                            ==================      =================       ================      ==================
   Interest Income....................      $        1,680,081      $       1,058,465       $      4,580,759      $        2,990,307
                                            ==================      =================       ================      ==================

         NOI increased approximately 10.9% and 7.6%, for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. Economic occupancy for the 413 Syndicated Partnerships was 92.7% and 92.1% for the three and nine months ended September 30, 1996, respectively, as compared to 91.9% and 92.1% for the same periods in 1995. The Syndicated Partnership performance for the first nine months of 1996, as compared to 1995, is comparable to the Wholly Owned Properties, and was influenced by the same factors. In the third quarter of 1996, the Company collected $1.5 million from Syndicated Partnerships refinanced during the period. The funds for these repayments were made available to the Syndicated Partnerships from excess proceeds derived from the refinancing of the Syndicated Partnerships' mortgage loans. (SEE "LIQUIDITY AND CAPITAL RESOURCES -- FINANCING AND DEBT RESTRUCTURING OF THE PROPERTIES".)

Net Income, Excluding Non-Recurring Items

         The Company generated non-recurring revenues for the periods ended September 30, 1996 and 1995, that obscure the recurring earnings performance of the Company. Recurring earnings from operations are derived from the Company's investments of equity in the Properties as well as its Fee Based Revenues. Net Income, Excluding Non-Recurring Items reflects net income as adjusted to eliminate revenues, expenses and extraordinary gains which are subject to significant fluctuation, occur on a one-time basis or are not forecast as long term sources of income to the Company, such as income from disposal of Non-Core Assets, Loan Fees and extraordinary gains from debt restructurings.

         Net Income, Excluding Non-Recurring Items increased approximately $744,000, or 2,483%, and $2.1 million, or 461%, for the three and nine months ended September 30, 1996, respectively, as compared with the same periods in 1995. The revenue and expenses eliminated in determining Net Income, Excluding Non-Recurring Items and the significant factors contributing to this increase, as adjusted for non-recurring items, are as follows:


                                                                 Three Months Ended                  Nine Months Ended
                                                                    September 30                        September 30
                                                         ---------------------------------   --------------------------------
                                                              1996              1995               1996              1995
                                                         --------------    ---------------   ----------------   -------------
                                                                               Proforma                            Proforma

 Net Income........................................      $      887,034    $       503,980   $      2,735,668   $   3,116,085
                                                         --------------    ---------------   ----------------   -------------
  Non-Recurring Items:
     Extraordinary Gain, net of Income Taxes.......                   0                  0                  0        (804,021)
     Income from Disposal of
         Non-Core Assets ..........................              (7,181)          (610,758)          (281,873)     (2,425,945)
     Loan Fees.....................................            (178,014)          (163,263)          (227,141)       (593,480)
     Restructure Costs.............................                   0                  0            300,000               0
     Income Taxes related to Non-Recurring Items...              72,000            300,000             81,000       1,172,000
                                                         --------------    ---------------   ----------------   -------------
Total Non-Recurring Items..........................            (113,195)          (474,021)          (128,014)     (2,651,446)
                                                         --------------    ---------------   ----------------   -------------
Net Income, Excluding Non-Recurring Items..........      $      773,839    $        29,959   $      2,607,654   $     464,639
                                                         ==============    ===============   ================   =============


                                                                                     Increase/Decrease in Net Income--
                                                                                       Excluding Non-Recurring Items
                                                                               ----------------------------------------------
                                                                                   Three Months               Nine Months
                                                                                       Ended                     Ended
                                                                                   September 30,             September 30,
                                                                                       1996                      1996
                                                                               ---------------------      -------------------
Increase in Rental Revenues.............................................       $             361,730      $         1,515,684
Increase in Interest Income.............................................                     604,775                1,588,753
Increase in Fee Based Revenues (Excluding Loan Fees)....................                     607,840                  691,735
(Decrease) in Other Income..............................................                    (214,285)                (423,107)
Decrease in Rental Operating Expenses...................................                     862,438                  992,492
(Increase) in Fee Based and Administration Expenses.....................                  (1,164,942)              (1,052,974)
Decrease in Interest and Depreciation Expense...........................                     148,624                  201,732
Income Tax Effect.......................................................                    (462,300)              (1,371,300)
                                                                               ---------------------      -------------------
                                                                               $             743,880      $         2,143,015
                                                                               =====================      ===================

        See "RESULTS OF OPERATIONS" for specific discussion of non-recurring items as well as the explanations for the changes in recurring revenues and expenses which generated the increase in Net Income, Excluding NonRecurring Items. Although there can be no assurance, management believes that Net Income, Excluding NonRecurring Items will continue to be favorably impacted by (i) continued increases in Interest Income as first mortgage loans on certain of the Syndicated Partnerships are refinanced, (ii) continuing improvement in overall operating performance at the Properties and (iii) the acquisition of Lexford.

         LIQUIDITY AND CAPITAL RESOURCES

         Liquidity

         The following discussion regarding liquidity and capital resources should be read in conjunction with the Company's Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995.

         The Company anticipates that cash flow from its operations and borrowings available under the Company's credit facility should be adequate to meet the foreseeable capital and liquidity needs of the Company. If the Company is successful in implementing potential future growth plans, it may be necessary to seek alternative sources of debt or equity capital.

         In August 1995, the Bank and the Company entered into a new credit facility that retired the Company's credit facility with The Huntington National Bank ("HNB") as well as provided additional borrowing capacity with more flexible terms. The new credit facility has lower interest rates than the previous facility with HNB and also reduced or eliminated certain restrictive covenants. On September 30, 1996, the Company had unrestricted credit availability of approximately $13.2 million. In July 1996, the Company received a commitment letter from the Bank for a new $10.0 million acquisition line of credit, which will increase total credit availability to $23.2 million. The new line will bear interest at the Bank's prime rate of interest minus 1% with interest, only, payable during the first year, and will be due in six years. The Company intends to borrow under the new acquisition line to facilitate refinancing of mortgages on the Properties and/or to acquire new Wholly Owned Properties.

         The new credit facility originally provided credit up to $32.0 million, and is comprised of: a $3.0 million revolving line of credit for operating needs subject to annual review and extension by the Bank; a $7.0 million line of credit for acquisitions and to facilitate refinancing of mortgages on the Properties (the "Acquisition Line") due in six years with interest only, payable in the first year; and a $22.0 million reducing balance line of credit (the "Reducing Line") due in six years with interest, only, payable during the first year (collectively, the "Loans"). The Reducing Line was used to retire the HNB credit facility. The credit facility provided that the interest rate on the Loans would be the Bank's prime rate of interest minus 1%, however, in February 1996, the Company entered into an agreement with the Bank to fix the interest rate on the Acquisition Line at 7.25% with principal amortization in 60 equal monthly installments beginning in March 1996. Excess corporate cash is applied to pay down the Reducing Line and may be reborrowed as needed subject to the maximum available credit under the reducing balance terms. The Bank's prime rate of interest averaged 8.25% during the first nine months of 1996 as compared to an average HNB prime rate of interest of 9.0% in the first nine months of 1995.

         The principal sources of liquidity for the Company are cash flow from its operations and borrowing available under the Company's credit facility. The Company's Net Cash Provided by Operating Activities increased $4.6 million for the nine months ended September 30, 1996 as compared to the same period in 1995. The increase was due primarily to $3.6 million of operating cash flow from Operating Real Estate Assets. This operating cash flow was formerly treated as cash flow from investing activity while the Operating Real Estate Assets were classified as Real Estate Assets Held for Sale (SEE NOTE 1- OPERATING REAL ESTATE ASSETS (PREVIOUSLY HELD FOR SALE) AND NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). In addition, cash received from interests in and receivables from Syndicated Partnerships increased $3.5 million, including $1.5 million funded from excess proceeds generated from refinancing transactions. (SEE "FINANCING AND DEBT RESTRUCTURING OF THE PROPERTIES.")

Payments (uses of cash) related to non-recurring items included in Operating Activities reflects payments related to the Company's Plan of Reorganization, the 1996 corporate restructuring and tender offer costs incurred in 1995. These costs increased approximately $1.2 million, primarily due to corporate restructuring costs paid in 1996 (SEE NOTE 1 - CORPORATE RESTRUCTURING - OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). The expenses associated with $1.5 million of these cash payments was accrued in December 1995.

         The Company's capital expenditures for the nine months ended September 30, 1996 amounted to approximately $529,000 funded from cash flow and the Company's credit facility. The Company anticipates that its capital needs in the future can be satisfied out of cash flow from operations or the Company's credit facility. The Company is upgrading its software systems in order to obtain optimal efficiencies from technology. In the third quarter of 1996, the Company upgraded its computer hardware and accounting and financial reporting software for approximately $583,000, financed with an operating lease. In addition, over the course of 1997, the Company intends to lease personal computers and new property management software for use at the Properties. The total cost to implement this new system is estimated to be approximately $2.0 million. The cost will be financed with an operating lease, with each Property absorbing its pro rata share of the rental costs. Although there can be no assurance, management believes this enhanced technology should improve property performance and provide operational efficiencies which should offset the increased costs associated with the new system. The Company currently forecasts normal recurring capital expenditures of approximately $400,000 in 1996 (exclusive of capital expenditures for enhanced software and information systems and the Lexford merger) as compared to actual annual expenditures in 1995 of approximately $398,000.

         Capital Expenditures, combined with Improvement and Replacement Expense for the Operating Real Estate Assets, were approximately $2.5 million during the nine months ended September 30, 1996. These costs are funded from Wholly Owned Properties cash flow and maintenance escrow funds. The 1996 budget for capital expenditures, improvement and replacement expense for the Operating Real Estate Assets is $4.3 million, or $489 per unit, as compared to annual actual expenditures in 1995 of $4.0 million, or $454 per unit. Approximately $2.5 million, or $284 per unit, of the $4.3 million relates to non-recurring deferred maintenance which principally will be funded from escrows established in connection with mortgage refinancing and restructuring transactions completed in 1994 and 1995.

         Lexford Acquisition
         -------------------

         Effective August 1, 1996, the Company acquired Lexford, a privately held, third-party multi-family management company headquartered in Dallas, Texas (SEE NOTE 1 - BUSINESS OVERVIEW - MANAGEMENT SERVICES OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). The acquisition adds approximately 22,000 apartment units to the Company's management portfolio which now totals approximately 55,000 units. Based on 1996 rankings by the National Multi Housing Council, the Company has become the nation's sixth largest manager of multi-family real estate. The Company intends to maintain Lexford's Dallas office as headquarters for its combined property management business, which will be conducted under the Lexford name.

         To acquire Lexford, the Company issued 700,000 shares of Common Stock valued, for acquisition purposes, at $20 per share representing a maximum purchase price of $14 million. Approximately $9 million of the purchase price (450,000 shares) is subject to forfeiture in the event the Company's combined property management operations do not achieve certain profitability criteria. Lexford shareholders received 250,000 shares of the Company's Common Stock free of contingencies. The remaining 450,000 contingent shares will cease to be subject to risk of forfeiture if and when specified increases in the profitability of the Company's property management operations are achieved during the three full fiscal years following the merger (i.e. on or before the end of the Company's 1999 fiscal year). If, during the specified period, profit from property management operations increases $1.8 million or more from 1995 levels, the former Lexford shareholders would own 150,000 of the contingent shares free of contingencies, and if the increase is $4.0 million or more from 1995 levels, the former Lexford shareholders would own the entire 700,000 shares free of contingencies, or approximately 15.4% of the Company's shares outstanding as of September 30, 1996.

         Selected proforma, unaudited financial information relating to Lexford third party management operations for the nine months ended September 30, 1996 and 1995, is as follows:


                                                                    Lexford Proforma
                                                             Nine Months Ended September 30,
                                                     -----------------------------------------------
                                                             1996                      1995
                                                     --------------------      ---------------------
Fee Based Revenues.............................      $          4,287,981      $           3,323,049
                                                     --------------------      ---------------------

Fee Based Expenses.............................                 3,717,559                  3,146,380
Amortization and Depreciation..................                    98,501                     97,377
                                                     --------------------      ---------------------
                                                                3,816,060                  3,243,757
                                                     --------------------      ---------------------
Income Before Taxes............................                   471,921                     79,292
                                                     --------------------      ---------------------

Provision for Taxes............................                   184,000                     31,000
                                                     --------------------      ---------------------

Net Income.....................................      $            287,921      $              48,292
                                                     ====================      =====================

EBITDA.........................................      $            570,422      $             176,669
                                                     ====================      =====================

         The acquisition of Lexford was accounted for as a purchase, with a substantial portion of the purchase price ($4.7 million) being recorded as goodwill (to the extent that the purchase price exceeds the fair market value of Lexford's net tangible assets). The portion of the purchase subject to forfeiture (450,000 shares or $9.0 million) will not be recorded until the shares become free of contingencies.

         Financing And Debt Restructuring of the Properties
         --------------------------------------------------

         During the first nine months of 1996, the Company refinanced first mortgages on nine Wholly Owned Properties (SEE NOTE 3 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS) and 23 Syndicated Partnerships. The new mortgages on five Properties were obtained through Donaldson, Lufkin & Jenrette Securities Corporation, the mortgages on 15 properties were financed through First Union Capital Markets Group ("First Union") and the mortgages on 11 Properties were financed through PaineWebber Incorporated ("PaineWebber"). First Union was retained to provide mortgage loans for approximately 15 to 20 properties. The new First Union mortgages bear a fixed rate of interest ranging from 8.0% to 9.1% with 25 year amortization and 10 year maturity. The Company, in its capacity as general partner of, and as agent for, certain Properties has entered into two commitment letters with PaineWebber in connection with the proposed refinancing of approximately 28 mortgage loans outstanding to the Wholly Owned Properties and approximately 80 mortgage loans outstanding to the Syndicated Partnerships. The Company anticipates that it will continue to effect mortgage refinancing transactions during the fourth quarter of 1996 with PaineWebber and other sources, subject to, among other things, movement in interest rates and satisfactory completion of due diligence. The new PaineWebber mortgages that closed in the third quarter 1996, are interest only for three years, with a fixed interest rate of 9.0%, 25 year amortization and 10 year maturity.

         Aggregate mortgage debt and related interest on 23 of the Syndicated Partnerships of approximately $23.4 million was refinanced with debt discounts obtained of approximately $840,000. The refinancing funded improvement and replacement, tax and working capital escrows of approximately $1.7 million. Annual debt service requirements decreased to approximately $678,000 from approximately $694,000 as a result of these transactions. Although there can be no assurance, management expects that these Syndicated Partnerships will increase their payment of accrued interest to the Company due to lower debt service requirements achieved with the reduction in debt. In addition, the 11 Syndicated Partnership mortgages refinanced through PaineWebber generated excess, net proceeds of $1.5 million. Such proceeds were utilized to pay down obligations owed by such Syndicated Partnerships to the Company. The Company does not anticipate subsequent refinancings through PaineWebber to generate net proceeds as significant as the initial 11 Syndicated Partnership mortgages.

         In June 1995, the Company purchased mortgages amounting to $8.8 million in the aggregate, related to one Syndicated Partnership and four Wholly Owned Properties, financed with a $7.8 million note payable. As of June 30, 1996, the Company had obtained permanent non-recourse mortgages on these five Properties. The proceeds of the refinancing were applied to the Company's note payable.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

           The Company reached a settlement in The Estate of Harold Murphy, et al v. Cardinal Realty Services, Inc. et al., pending in the United States District Court for the Southern District of Indiana. The settlement resulted in the judgment entered against the Company being vacated, the withdrawal of the pending action and a release of all claims against the Company in consideration of the Company's payment of $370,000 to the Plaintiffs. Pursuant to the terms of the proposed settlement, there was no admission of liability by the Company. The $370,000 settlement amount was paid in the second quarter of 1996.

           The Company reached a settlement in Cardinal Industries, Inc. v. National Union Fire Insurance Company of Pittsburgh, PA et al., pending in the United States District Court for the Southern District of Ohio, Eastern Division. The settlement provides for payment of $7.5 million to the Company, for the benefit of the affected Properties, and certain other parties to be paid in two installments. The first installment of $4.0 million was received in October 1996, with the balance due in November 1996. The settlement provides for the release of all claims between the Company and National Union Fire Insurance Company. Pursuant to the terms of the settlement, there was no admission of liability by either party.

Item 2.    Changes in Securities
           ---------------------

           None.

Item 3.    Defaults Upon Senior Securities
           -------------------------------

           None.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           None

Item 5.    Other Information
           -----------------

           None

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)    Exhibits



  Exhibit                                                                                Sequential
    No.                              Description                                            Page
-----------     -----------------------------------------------------    ------------------------------------------
   11.1         Statement re:  computation of Per Share Earnings         See Note 1 of Notes to Consolidated
                                                                         Financial Statements

    27          Financial Data Schedule                                  Filed as an Exhibit to this Form 10-Q on
                                                                         page 30.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CARDINAL REALTY SERVICES, INC.
                                  (Registrant)


Dated: November 12, 1996    By:   /s/ John B. Bartling, Jr.
                                  -------------------------------------
                                  John B. Bartling, Jr.
                                  President and Chief Executive Officer



Dated: November 12, 1996    By:   /s/ Mark D. Thompson
                                  -------------------------------------
                                  Mark D. Thompson
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Accounting Officer)


Dated: November 12, 1996    By:   /s/ Ronald P. Koegler
                                  -------------------------------------
                                  Ronald P. Koegler
                                  Vice President and Controller