Form 10-K
period 1996-12-31
CARDINAL REALTY SERVICES INC
filed 1997-03-31
CIK 903324

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              (Mark one)

                  |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR
                        15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

                  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 8-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of March 28, 1997 the aggregate market value of voting stock held by non-affiliates (based on total shares outstanding reduced by the number of shares held by directors, officers, and other affiliates) of the Registrant was $91,050,152 based on the closing price reported on the National Association of Securities Dealers Automated Quotation National Market System.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES X NO

As of March 28, 1997 there were 4,445,531 shares of Common Stock outstanding.

The following document is incorporated herein by reference: None

================================================================================

                         CARDINAL REALTY SERVICES, INC.

                             FORM 10-K ANNUAL REPORT

                       FISCAL YEAR ENDED DECEMBER 31, 1996


PART I:                                                                    PAGE:

ITEM 1  BUSINESS...............................................................3
ITEM 2  PROPERTIES............................................................16
ITEM 3  LEGAL PROCEEDINGS.................................................... 17
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 17


PART II:

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS.................................... 18
ITEM 6  SELECTED FINANCIAL DATA.............................................  19
ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.......................................... 21
ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................... 32
ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE........................................... 32


PART III:

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................... 32
ITEM 11 EXECUTIVE COMPENSATION............................................... 37
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....... 54
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................... 57


PART IV:

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...... 57

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES..............................F-1

                                     PART I

     This report contains forward-looking statements. The forward looking statements include, without limitation, the stability of controlled Management Services Fee revenues (page 6); potential increases in Ancillary Services Fee revenues from apartment residents (page 8); future appreciation in real property market value from investments and improvements (page 15); competitive advantages based upon experience and quality of service (page 15); business strategies (page 16); and increases in distributable cash flow available to the Company (page 27). All of the forwarding looking statements contained in this report represent management's good faith projections of future results and are based upon existing market, financial and economic conditions known to management. Future changes or developments in national, regional and local economic and market conditions, especially increased competition at any of these levels within the multi-family residential property industry; changing demographics in the specific locations in which apartment communities owned or managed by the Company are located; the discontinuance of the identifiable trend towards consolidation within the multi-family residential property industry, generally; increases in interest rates or increasing inflation all may operate to render the forward looking statements contained in this report inaccurate. There can be no assurance that any of the forward looking statements will prove to be correct. Actual results may differ and such differences may be material.

ITEM 1.  BUSINESS
         --------

                                  THE COMPANY

     Cardinal Realty Services, Inc. (the "Company"), an Ohio corporation, invests in, and holds direct and indirect ownership interests in, multi-family real estate. Its wholly owned subsidiary, Lexford Properties, Inc. ("Lexford"), a Texas corporation, provides property management and related services to owners of multi-family real estate. According to 1997 rankings by the National Multi Housing Council, the Company is the nation's 19th largest owner of multi-family properties and Lexford is the 9th largest manager of multi-family properties.

     As of December 31, 1996, the Company had an ownership interest in 522 apartment communities (consisting of an aggregate of 34,363 apartment units) in 14 states. As of the same date, Lexford managed 609 apartment communities (consisting of an aggregate of 55,397 apartment units) in 22 states. Lexford's management portfolio included 519 apartment communities (34,209 units) in which the Company has an ownership interest (the "Properties" or "Portfolio") and 90 apartment communities (21,188 units) managed for third party owners.

     The majority of the Portfolio was constructed during the 1980s and is comprised entirely of buildings of modular construction. On December 31, 1996, the average economic occupancy of the Portfolio was 92.5% and the average rent collected per unit was $396. The Portfolio is mostly located in suburban, secondary and tertiary markets in the eastern United States.

     The Company's headquarters is located in suburban Columbus, Ohio at 6954 Americana Parkway, Reynoldsburg, Ohio 43068. The Company's telephone number is
(614) 759 - 1566. Lexford's headquarters is in suburban Dallas, Texas at 8615 Freeport Parkway, Suite 200, Irving, Texas 75063. Lexford also maintains regional operations offices in: Columbus, Ohio; Orlando, Florida; Seattle, Washington; and Houston and San Antonio, Texas. On December 31, 1996, the Company employed 167 employees at its corporate headquarters and in the regional office, an additional 61 employees who work at Lexford headquarters and in its regional offices, and 1,665 employees at the Properties.

     The Company's common stock, without par value ("Common Stock"), is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "CRSI." (SEE ITEM 5 - "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS").

     The Company is successor by name only to Cardinal Industries, Inc. ("CII") (SEE THE COMPANY'S FORM 10 REGISTRATION STATEMENT). The Company registered its Common Stock with the Securities and Exchange Commission in June 1993. Prior to March 1995, the Company's Common Stock was traded on the OTC Bulletin Board (trading symbol "CNRV").

1996 DEVELOPMENTS

     In January 1996, the Company implemented a corporate restructuring to segregate its services and ownership businesses, creating a Management Services division and an Investment Management division, respectively. The Investment Management division was formerly referred to as Advisory Services. The corporate restructuring allowed the Management Services division to pursue its growth strategy of improving the performance of the apartment communities under management and entering the third-party fee based property management business, and allowed the Investment Management division to focus on its growth strategy of improving return on the Company's investments in real estate. Related to the corporate restructuring, the Company made a number of changes in senior-level management.

     Effective August 1, 1996, the Company significantly enhanced its Management Services business when it acquired Lexford by merger (the "Lexford Merger") of a wholly owned subsidiary of the Company with and into Lexford. Under the terms of the Lexford Merger, the Company succeeded to the ownership of all the issued and outstanding stock of Lexford and the shareholders of Lexford received 700,000 shares of restricted, newly issued Common Stock. For purposes of the Lexford Merger, the Common Stock was valued at $20 per share. Approximately $9.0 million, or 450,000 shares, of the purchase price is subject to forfeiture in whole or in part in the event Lexford does not achieve certain profitability criteria within the three full fiscal years ending December 31, 1999. The
Lexford shareholders received 250,000 shares of Common Stock free of contingencies in the Lexford Merger.

     Lexford has been engaged in the practice of third-party property management since commencing business in June 1988. The executives of Lexford have extensive experience in managing apartment communities for third- party owners - a busines which the Company had identified as an important part of its growth strategy prior to the Lexford Merger. At the time of the Lexford Merger, Lexford managed approximately 22,000 apartment units and enjoyed a reputation for extensive training programs and the accuracy of its reporting systems. Through the Lexford Merger, the Company was also able to expand its geographic scope to establish a national presence, and to add class A and B residential properties to its management portfolio. The unaffiliated properties managed by Lexford are located primarily in the western U.S. and include a range of property types (from affordable to luxury) while the Company's Portfolio is located primarily in the eastern U.S. and consists entirely of affordable apartment communities of single story modular construction. Since completing the Lexford Merger, the Company has consolidated its Management Services division property and financial operations with those of Lexford, and combined other functions, including payroll, training and human resources. The Company's property management operations are conducted under the Lexford name and the Lexford executives (who were among the former owners of Lexford) direct day-to-day operations of the former Management Services division.

                             THE COMPANY'S BUSINESS

     The Company is engaged in two core business activities: 1) providing management and other services to owners of multi-family real estate; and 2) investing in real estate. The Company's real estate investments include investments in limited partnerships or other entities that own apartment communities in which the Company or one of its subsidiaries owns all of the equity interest (the "Wholly Owned Properties"), and investments in limited partnerships that own apartment communities in which the Company or one of its subsidiaries serves as general partner of, and in most cases, also owns some limited partner interests (the "Syndicated Partnerships").

     The unaudited net contribution to profit (revenues less direct expenses) and Adjusted EBITDA (defined as Recurring Earnings Before Interest, Income Taxes, Depreciation and Amortization excluding interest on mortgages secured by the Wholly Owned Properties) by the two core business activities of the Company for the years ended December 31, 1996 and 1995, are as follows. Financial information presented includes revenue generated from the Wholly Owned Properties which is eliminated in the Consolidated Financial Statements, and does not include allocation of general corporate overhead. The 1995 financial information is based on a Pro Forma Income Statement since the results of operations of the Wholly Owned Properties were excluded from the consolidated income statement during the period the assets were Held for Sale (SEE ITEM 7 -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").

Lexford - Management Services - Net Contribution to Profit

                                           1996              1995
                                      ---------------  ---------------
Revenues
     Controlled Contracts.............  $11,916,175      $11,592,409
     Third Party Contracts............    2,135,429                0
     Ancillary........................      617,098        1,036,482
     Other............................      460,639          637,744
                                      ---------------  ---------------
                                         15,129,341       13,266,635
                                      ---------------  ---------------
Direct Expenses.......................    9,386,591        6,707,291
                                      ---------------  ---------------
Net Contribution to Profit............   $5,742,750       $6,559,344
                                      ===============  ===============
Adjusted EBITDA.......................   $5,742,750       $6,559,344
                                      ===============  ===============

     The decline in Management Services' Net Contribution to Profit is primarily due to two factors: 1) a decline in Ancillary Revenues associated with the Company's restructuring of its parts supply operation (see "Ancillary Services"), and 2) a decline in Other Income due to the one-time recovery in 1995 of accounts receivable which had previously been written off. The increase in direct expenses primarily is due to the Lexford Merger.

Investment Management - Net Contribution to Profit

                                                  1996              1995
                                            ----------------  -----------------

Revenues

   Interest Income..........................    $9,298,650       $4,361,497
   Fee Based Services
         Administrative Fees................     1,532,447        1,573,694
         Loan Fees..........................       751,994          966,398
   Income from Disposal of Non-Core Assets..       962,761        3,408,379
   Other....................................        52,631           99,827
                                            ----------------  -----------------
                                                12,598,483       10,409,795
                                            ----------------  -----------------

Direct Expenses.............................     1,958,136        1,960,068
                                            ----------------  -----------------
Net Equity in Wholly Owned Properties.......      (455,234)      (2,745,738)
                                            ----------------  -----------------
Net Contribution to Profit..................   $10,185,113       $5,703,989
                                            ================  =================

Adjusted EBITDA.............................   $11,278,914       $6,052,544
                                            ================  =================

     The  increase  in  the  Investment  Management   contribution  was  derived
principally from the improved financial operating performances of the Syndicated Partnerships (reflected in Interest Income) and the Wholly Owned Properties.

                                                     CONSOLIDATED SUMMARY
                                                  ---------------------------
                                                        1996          1995
                                                  ------------- -------------

Net Contribution to Profit:

    Lexford - Management Services.................  $5,742,750    $6,559,344
    Investment Management.........................  10,185,113     5,703,989
                                                  ------------- -------------

                                                    15,927,863    12,263,333
                                                  ------------- -------------
Other Expenses:

    Administration................................   5,030,967     4,399,349
    Restructure Costs.............................     242,899     1,537,073
    Interest - Corporate..........................   1,098,333     1,522,087
    Depreciation and Amortization.................     769,434       537,849
                                                  ------------- -------------
                                                     7,141,633     7,996,358
                                                  ------------- -------------
Income before Income Taxes & Extraordinary Items..  $8,786,230    $4,266,975
                                                  ============= =============




                                                       Adjusted EBITDA by
                                                        Business Activity
                                                  ----------------------------
                                                        1996          1995
                                                  -------------- -------------

Adjusted EBITDA - Net Contribution:

         Lexford - Management Services............   $5,742,750   $6,559,344
         Investment Management ...................   11,278,914    6,052,544
         Corporate Administration.................   (5,030,967)  (4,399,349)
                                                  -------------- -------------
         Adjusted EBITDA..........................  $11,990,697   $8,212,539
                                                  ============== =============

Lexford - Management Services

     The Company's management services business, conducted by Lexford, provides traditional property management services to owners of multi-family real estate. Lexford earns fees for these services, which services include: day-to-day management and maintenance of apartment communities; attracting and retaining qualified residents; collecting rents and other receivables from residents; providing cash management services for rental revenues, security deposits, taxes, insurance and deferred maintenance escrows; and compiling and reporting information to property owners. Lexford's client base includes 519 of the 522 apartment communities (34,209 units) in which the Company has an ownership interest. Management contracts for the Properties are almost all long-term and include incentive fees for rent collection. The revenue stream from managing the Properties is considered to be stable and recurring. Lexford clients also include unrelated third-party owners. The terms of management contracts for third-party owners vary considerably according to the objectives of the owners, and are typically subject to termination on 30-days' notice. Due to the combination of controlled and third-party management contracts, the Company expects that the number of units managed will fluctuate somewhat over time. Lexford intends to aggressively seek to expand its third-party business, which it may do without jeopardizing its base of long-term management contracts for the Properties.

     Lexford's management philosophy centers on maximizing the financial performance of the properties it manages for owners. Lexford believes that managers must have detailed knowledge of their properties to maximize performance. Consequently, Lexford's property management operations are decentralized, with on-site managers responsible for day-to-day leasing and maintenance issues, and multi-property managers frequently visiting the properties to manage personnel and review the property's appearance and financial performance. To maintain control and realize efficiencies, financial operations, including payroll and cash management, are centralized in Columbus, Ohio and Dallas, Texas. To help ensure compliance with legal and customer service standards, Lexford has developed a system of policies and procedures for on-site employees, who receive continuous training from Lexford's Training Department. Lexford encourages its employees to pursue continuing education opportunities, and a number of managers have earned the designation of Certified Property Manager. Lexford holds the designation of Accredited Management Organization from the Institute of Real Estate Management.

Location of Properties

     The table below indicates the geographic locations of apartment communities managed by Lexford as of December 31, 1996.

                                 No. of               No. of
               State            Properties            Units
         ----------------    ---------------     ----------------
              Alabama                  2                  159
             Arkansas                  1                  232
              Arizona                  3                1,015
            California                 9                2,764
             Colorado                  5                2,255
              Florida                142                9,915
              Georgia                 74                5,059
             Illinois                  4                  289
              Indiana                 71                4,817
             Kentucky                 35                2,132
             Maryland                  6                  465
             Michigan                 25                1,739
               Ohio                  140                8,524
             Oklahoma                  1                  138
              Oregon                   2                  800
           Pennsylvania                9                  582
          South Carolina               3                  269
             Tennessee                 7                  465
               Texas                  46               10,309
             Virginia                  2                  732
            Washington                15                2,259
          West Virginia                7                  478
                            ---------------     ----------------
                                     609               55,397
                            ===============     ================

Operating Performance

     In the aggregate, Net Operating Income ("NOI") of the Portfolio increased approximately 7.4% over 1995, (7.9% on a same unit basis) due primarily to an approximate 4.5% increase in rental revenue (5.0% on a same unit basis). Management also believes that the results were favorably influenced by increased emphasis on accountability at the property management level, an incentive compensation plan for on-site managers and leadership from the Lexford staff.

Ancillary Services

     Lexford also provides ancillary services to real estate owners, including replacement parts, laundry services and maintenance supplies. In prior years, the Company maintained a warehouse with an inventory of parts and supplies, which were shipped to the apartment communities upon the receipt of orders. In November 1996, the Company disposed of such inventory and Lexford established a "Preferred Vendor" program that features discounts with major vendors (including General Electric, Whirlpool, Glidden, Sherman Williams, Sears, Roebuck & Co., and Maintenance Warehouse/Home Depot). The program allows Lexford clients to benefit from volume purchasing by paying discounted prices for high-quality goods. By outsourcing the replacement parts and supplies, Lexford eliminated its inventory and reduced overhead significantly. As of December 31, 1996, more than 95% of the Portfolio were participating in the Preferred Vendor program. The program was made available to third- party clients effective December 1, 1996. Lexford receives a rebate for every purchase made through the Preferred Vendor program, as well as a rebate from residents' use of laundry equipment. Lexford expects that it can improve third party client participation in the "Preferred Vendor" program in 1997.

     Lexford also provides services to apartment residents, including renters insurance and leased apartment furnishings. As of December 31, 1995, 20% of residents at apartment communities in which the Company has an ownership interest selected renters insurance offered through an insurance agency affiliated with Lexford. As of December 31, 1996, the percentage increased to 27%. Lexford plans to make the renters insurance program available to residents of third-party clients in the second quarter of 1997. Lexford receives compensation for services rendered and a reimbursement of expenses. Lexford also offers leased apartment furnishings through agreements with national companies such as Aaron Rents, Inc. and Globe Furniture Rentals, and receives a rebate on furniture packages leased by residents. Although there can be no assurance, the Company believes that Lexford can continue to increase the number of residents who select renters insurance and leased apartment furnishings offered through Lexford or its affiliates.

     On a very limited basis, Lexford offers telecommunications and cable television services to residents. The Company expects that Lexford will expand those services in 1997.

Investment Management

     The Company's equity investments in real estate are comprised of the Wholly Owned Properties, the Syndicated Partnerships and a small number of non-core assets. The Portfolio Managers and Assets Managers employed in the Company's Investment Management division are charged with maximizing the value of the Company's real estate assets (the Wholly Owned Properties and Syndicated Partnerships are collectively referred to herein as the "Properties") and its return on real estate investments. The Company maintains at least a 1% partnership interest in each of the Syndicated Partnerships, and typically a 9% to 10% managing general partner interest. In addition to its equity investments (i.e., partnership interests) in the Syndicated Partnerships, the Company holds interest earning receivables from a majority of the Syndicated Partnerships. In most instances, the Company's interest earning receivable from a Syndicated Partnership is the Company's more meaningful, income producing asset. Positive cash flow generated from the operations of Syndicated Partnerships is generally available to pay accrued interest on receivables owing to the Company. Interest income on receivables from Syndicated Partnerships is a major source of Company revenue. (SEE NOTE 1 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

     The Company's Investment Management division administers the Company's duties and functions as general partner of the Syndicated Partnerships by providing asset management services to the Syndicated Partnerships. In addition, the Investment Management division performs the following services for the accounts of the co-owners (limited partners) of the Syndicated Partnerships: informational and financial reporting services, including tax return preparation and provision of tax return information; and capital and financial planning, including determination of reserves, funding of capital requirements and administration of capital distributions to partners. The Investment Management division earns fees for providing these services, as well as for its efforts in successful mortgage loan refinancing transactions.

Wholly Owned Properties

     As of December 31, 1996, the Company's portfolio included 113 Wholly Owned Properties (8,504 units). The Wholly Owned Properties are owned by (i) limited partnerships in which the Company or one of its wholly owned subsidiaries owns both the general partner interest and limited partner interests (ii) limited liability companies in which the Company or one of its wholly owned subsidiaries own all the member interests, or (iii) wholly owned subsidiaries of the Company. Revenues from the Wholly Owned Properties, primarily generated from rent payments collected from residents, increased approximately $1.9 million or 4.8% in 1996.

     The following table summarizes the unaudited operating results of the Wholly Owned Properties by quarter in 1996 and for the years ended December 31, 1996 and 1995:


                                                                             Quarter Ending                Year          Year
                                           ------------------------------------------------------------   Ending        Ending
                                              March 31,      June 30,      Sept. 30,          Dec. 31,   Dec. 31,      Dec. 31,
                                                1996          1996           1996               1996       1996          1995
                                           ------------- ------------- ---------------- --------------- ------------  --------------

Statistical information
-----------------------

Properties at end of period                         114           114              114             113          113           116
Average Units                                     8,777         8,587            8,574           8,568        8,626         8,777
Ave Economic Occupancy                            89.7%         92.5%            91.0%           91.1%        91.1%         91.8%
Ave Rent Collected/Unit/Month                      $378          $385             $389            $396         $387          $366
Property - Operating Expenses/Unit/Month           $433          $435             $446            $462       $1,776        $1,700
Capital & Maintenance/Unit/Month                    $82          $118              $94            $107         $401          $451
Real Estate Taxes/Unit/Month                        $96           $95              $97             $92         $380          $358
Property - Operating Expense Ratio                37.3%         36.4%            37.1%           37.6%        37.1%         37.9%

Financial Information (000's) omitted
-------------------------------------

Revenues

  Rental Income                            $      9,954  $      9,926  $        10,004  $       10,172  $    40,055   $    38,514
  Other Property Income                             236           328              307             350        1,221           862
                                           ------------- ------------- ---------------- --------------- ------------ --------------
Total Revenues                                   10,190        10,254           10,311          10,522       41,276        39,376
                                           ------------- ------------- ---------------- --------------- ------------ --------------

Expenses

  Property Operating                              3,802         3,736            3,824           3,956       15,319        14,921
  Real Estate Taxes                                 842           814              833             789        3,277         3,145
                                           ------------- ------------- ---------------- --------------- ------------ --------------
      Operating Expenses                          4,644         4,550            4,657           4,745       18,596        18,066
                                           ------------- ------------- ---------------- --------------- ------------ --------------
      Net Operating Income                        5,546         5,704            5,654           5,777       22,680        21,310
                                           ------------- ------------- ---------------- --------------- ------------ --------------

  Interest - Mortgage                             3,564         3,637            3,500           3,431       14,132        13,549
  Interest - Corporate Advances                     100           100              100             101          401           262
  Major Maintenance (1)                             654           842              668             608        2,772         3,960
  Non Operating                                     311           130              417             227        1,085         1,561
  Depreciation                                    1,200         1,183            1,242           1,119        4,745         4,723
                                           ------------- ------------- ---------------- --------------- ------------ --------------
          Non Operating                           5,829         5,892            5,927           5,486       23,135        24,055
                                           ------------- ------------- ---------------- --------------- ------------ --------------
 Inc./(Loss) bef. extraordinary items              (283)         (188)            (273)            291         (455)       (2,745)
                                           ------------- ------------- ---------------- --------------- ------------ --------------
 Extraordinary gain/(Loss) (2)                        0             0                0          (1,614)      (1,614)          804
                                           ------------- ------------- ---------------- --------------- ------------ --------------
 Net Income/(Loss)                         $       (283) $       (188) $          (273) $       (1,323) $    (2,069) $     (1,941)
                                           ============= ============= ================ =============== ============ ==============
 Capital Expenditures (1)                  $         62  $        174  $           135  $          330  $       701  $          0
                                           ============= ============= ================ =============== ============ ==============

Note: See Exhibit 99 for Individual Property Financial Information by Wholly Owned Property for each Wholly Owned Property as of December 31, 1996.

(1) The Company initiated a limited capitalization program effective January 1, 1996 which requires capitalization of major exterior building improvements. In prior years all items were expensed.

(2)  See Note 6 to Notes to the Consolidated Financial Statements

Same Units Comparison

     The Company uses a "same unit" comparison as an indicator of the performance of the 108 Wholly Owned Properties owned for the entire year in 1996 and 1995. Total Revenues increased 5.7%, while expenses increased 3.6% resulting in a same unit net operating income increase of 7.5%. The average rent collected was $391 in 1996 versus $373 for 1995 with economic occupancy at 92.5% in 1996 versus 91.8% in 1995.

Deconsolidated Balance Sheet

     Effective January 1, 1996, the Company's Wholly Owned Properties were reclassified from "Real Estate Assets Held For Sale" to operating assets on the Company's Consolidated Balance Sheet and their results of operations were reflected in the Company's Consolidated Income and Cash Flow Statements (SEE
NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). The following unaudited table is a pro forma presentation of the Company's Consolidated Balance Sheet as of December 31, 1996 without the consolidation of the Wholly Owned Properties, which highlights the impact of consolidating the Wholly Owned Properties on the Company's Balance Sheet.


                                    Pro Forma
                          Deconsolidated Balance Sheet
                                December 31, 1996

                                 (000s omitted)

              Assets                                          Liabilities and Equity
-------------------------------------------------- ------------------------------------------
Cash................................    $     271   Term Debt and Other........  $   15,263

Accounts Receivable.................        5,348   Accounts Payable...........         400

Interests in and Receivables from                   Accrued Expenses and Taxes.       8,256
Syndicated Partnerships.............       54,610

Equity in Wholly Owned Properties...       17,073   Other Liabilities..........       5,369

Furniture, Fixtures - Net...........        1,168

Funds Held in Escrow................        7,031

Prepaids and Other..................        6,296   Shareholders' Equity.......      62,509
                                      -------------                            --------------
                                        $  91,797                                $   91,797
                                      =============                            ==============

Funds From Operations

         Funds From Operations ("FFO") is a financial statistic primarily used by real estate investment trusts ("REITs") to report performance of owned real estate. FFO represents net income excluding depreciation, extraordinary gains or losses and funding from escrows for deferred maintenance. The following table sets forth unaudited condensed, combined FFO of the Wholly Owned Properties for the years ended December 31, 1996, 1995, and 1994.

                                                                1996           1995              1994
                                                           -------------- ---------------    -------------
Income, excluding Depreciation and Extraordinary Items       $      4,290  $        1,978      $     2,676
Maintenance funded from Deferred Escrows..................            523           1,714              334
                                                           -------------- ---------------    -------------
Funds from Operations.....................................   $      4,813  $        3,692      $     3,010
                                                           ============== ===============    =============

Note: 1995 and 1994 FFO has been restated for interest expense capitalized during the period the Wholly Owned Properties were classified as Held for Sale.

                                       11

Syndicated Partnerships

     The Company holds receivables from substantially all of the 409 Syndicated Partnerships, in which the Company had an ownership interest on December 31, 1996, primarily in the form of second mortgages and general partner advances to the Syndicated Partnerships. Interest payments on these receivables generate a majority of the interest income recognized by the Company. On December 31, 1996, the contractual value of the Company's interest in second mortgages, advances and other receivables, including related accrued interest, was $238.9 million (SEE NOTE 3 TO NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). Over the past four years, cash flow from the Syndicated Partnerships has improved, largely as a result of refinanced first mortgage debt, investment in property improvements and increased NOI. The improved cash flow allows for increased interest and, in certain instances, principal reduction payments from the Syndicated Partnerships to the Company.

     The following table summarizes the overall unaudited operating results of the Syndicated Partnerships by quarter in 1996 and for the years ended December 31, 1996 and 1995. The financial information presented is based upon accrual accounting at the partnership level. Certain transactions between the Company and the Syndicated Partnerships are recorded at amounts at the partnership level that will not necessarily correspond to amounts recorded at the Company level as Interest Income due to "Fresh Start" accounting (SEE NOTE 1 TO NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).




                                                                 Quarter Ending                       Year          Year
                                           --------------------------------------------------------   Ending        Ending
                                              March 31,      June 30,     Sept. 30,       Dec. 31,   Dec. 31,      Dec. 31,
                                                1996          1996          1996            1996       1996          1995
                                           ------------- ------------- -------------- ------------- ------------  ----------

Statistical information
-----------------------

Properties at end of period.................         414         414          414            409           409          415
Average Units...............................      26,197      26,197       26,197         26,084        26,162       26,374
Ave Economic Occupancy......................       91.2%       92.4%        92.7%          92.9%         92.4%        91.9%
Average Rent Collected/Unit/Month ..........        $377        $385         $390           $395          $387         $369
Property - Operating Expenses/Unit/Month....        $453        $439         $455           $464        $1,811       $1,767
Capital & Maintenance/Unit/Month............        $103        $104         $126           $187          $519         $586
Real Estate Taxes/Unit/Month................         $91         $89          $88            $90          $358         $351
Property - Operating Expense Ratio..........       39.1%       36.9%        37.7%          37.9%         37.9%        39.1%


                                                                             Quarter Ending                Year          Year
                                           ------------------------------------------------------------   Ending        Ending
                                              March 31,      June 30,      Sept. 30,          Dec. 31,   Dec. 31,      Dec. 31,
                                                1996          1996           1996               1996       1996          1995
                                           ------------- ------------- ---------------- --------------- ------------  -------------
Revenues

  Rental Income............................. $    29,641    $  30,256    $    30,693    $    31,001     $   121,591    $ 116,193
  Other Property Income.....................         688          946            988            953           3,574        3,151
                                            ---------------------------------------------------------------------------------------
  Total Revenues............................      30,329       31,202         31,681         31,954         125,165      119,344
                                            ---------------------------------------------------------------------------------------

Expenses

  Property Operating........................      11,857       11,502         11,930         12,103          47,391       46,601
  Real Estate Taxes.........................       2,378        2,321          2,317          2,348           9,364        9,247
                                            ---------------------------------------------------------------------------------------
      Operating Expenses....................      14,235       13,823         14,247         14,451          56,755       55,848
                                            ---------------------------------------------------------------------------------------
      Net Operating Income..................      16,094       17,379         17,434         17,503          68,410       63,496
                                            ---------------------------------------------------------------------------------------

  Interest - Mortgage.......................       9,920       10,007          9,940          9,855          39,723       40,452
  Interest - General Partner................       3,035        3,090          3,078          3,337          12,539       12,203
  Major Maintenance (1).....................       2,484        2,129          2,618          3,120          10,350       15,462
  Non Operating.............................         533        1,120            161            231           2,045        2,880
  Depreciation..............................       4,532        4,543          4,588          4,810          18,474       18,497
                                            ---------------------------------------------------------------------------------------

      Non Operating.........................      20,504       20,889         20,385         21,353          83,131       89,494
                                            ---------------------------------------------------------------------------------------
Inc./(Loss) bef. extraordinary items........      (4,410)      (3,510)        (2,951)        (3,850)        (14,721)     (25,998)
                                            ---------------------------------------------------------------------------------------

Extraordinary gain/(Loss)...................           0            0          1,247           (588)            659       33,429
                                            ---------------------------------------------------------------------------------------
Net Income/(Loss)........................... $    (4,410)   $  (3,510)   $    (1,704)   $    (4,438)    $   (14,062)   $   7,431
                                            =======================================================================================

Capital Expenditures (1).................... $       215    $     588    $       674    $     1,757     $     3,234    $       0
                                            =======================================================================================

     (1) The Syndicated Partnerships initiated a limited capitalization program effective January 1, 1996 which requires capitalization of major
          exterior  building  improvements.   In  prior  years  all  items  were
          expensed.

Note: See Exhibit 99 for Syndicated Partnership performance, by property, for all Properties in which the Company had an ownership interest as of December 31, 1996.

The Company's interest income is principally derived from the Syndicated Partnerships. The following unaudited table reflects interest income from Syndicated Partnerships recognized over the prior three years:


                                      000s omitted
                 ----------------------------------------------------
Interest Income        1996               1995             1994
                 -----------------  ---------------  ----------------
  Recurring          $     6,960      $     4,099      $      2,633
  Refinancing              1,937                0                 0
                 -----------------  ---------------  ----------------
Total                $     8,897      $     4,099      $      2,633
                 =================  ===============  ================

         The $2.9 million increase in recurring interest income was generated by the aggregate $4.9 million increase in net operating income and the approximately $700,000 decrease in interest expense at the Syndicated
Partnerships. This $5.6 million increase in cash flow at the Syndicated Partnership level was partially offset by (i) an approximately $852,000 increase in distributions to outside limited partners in 1996 as compared to 1995 (ii) an approximately $683,000 increase in principal payments on cash flow secondary mortgages ("B Notes"). The $1.1 million balance of the partnership cash flow increase did not flow to the Company as interest income for several reasons, including: (1) many partnerships which experienced cash flow increases in 1996 were in negative cash flow situations in 1995, and the 1996 increases therefore do not equate to distributable positive cash flow in whole or in part; and (2) in connection with refinancings and major maintenance, partnerships may require temporary advances (or holdbacks of cash distributions) which may not be repaid as of the end of a fiscal year, thereby diminishing or delaying interest income to the Company. (SEE "CAPITALIZATION OF PROPERTIES").


Capitalization of Properties

     The Company believes that obtaining and maintaining the best available financing for the Properties is vital to maximizing their operating performance and managing refinancing risk. Over the past four years, the Company has successfully negotiated long-term, non-recourse, fixed interest rate financing for approximately 92% of the Properties. The Company has also negotiated and established escrows for property improvements, real property tax liabilities and working capital as provisions of refinancing.

     The Company applies a two-fold first mortgage loan refinancing strategy. First, securing serviceable long-term, fixed rate financing for the Properties' first mortgage debt improves the chances of relatively stable cash flow with sufficient coverage to properly maintain the Properties and thereby enhance long-term Property performance. Second, to the extent NOIs increase, the Company benefits from increased cash flow from operation of the Wholly Owned Properties and, generally, from increased interest income from the Syndicated Partnerships. The Company earns mortgage restructuring fees for successful refinancing efforts on behalf of the Syndicated Partnerships.

     In 1996, the Company refinanced (i) 98 Property mortgages (with a total principal amount of $115.4 million) through an affiliate of PaineWebber Incorporated (ii) 21 Property mortgages (with a total principal amount of $26.1 million) through First Union Capital Markets Group, and (iii) five Property mortgages (with a total principal amount of $5.4 million) through Donaldson, Lufkin & Jenrette Securities Corporation. These refinancings reduced annual Property debt service requirements, including B Note cash flow payments, by $1.3 million and funded escrows in the aggregate amount of $4.2 million.

     The refinancing transactions mentioned above eliminated B Notes with principal balances amounting to $1.2 million on six Wholly Owned Properties and $3.9 million on 21 Syndicated Partnerships. During 1996, excess cash flow at the Property level applied to these eliminated B Notes amounted to approximately $98,000 and $338,000 on the Wholly Owned Properties and the Syndicated Partnerships, respectively. Approximately $255,000 of principal payments were made on B Notes of Wholly Owned Properties which remained outstanding at December 31, 1996. Approximately $1.1 million of principal payments were made on B Notes of Syndicated Partnerships which remained outstanding at December 31, 1996.

     As of December 31, 1996, more than 83% of the mortgage loans on the Properties had scheduled maturities beyond December 31, 1999. This represents approximately 82% of the mortgage loans to the Syndicated Partnerships and approximately 89% of the mortgage loans to the Wholly Owned Properties.

Non-Core Assets

     The Company also owns or holds an ownership interest in a small number of properties and parcels of land (the "Non-Core Assets"). The Company intends to dispose of these assets on the best terms it can obtain. In 1996, the Company recognized approximately $963,000 from the sale of Non-Core Assets. The Company does not expect the sale of Non-Core Assets to be a continuing source of revenue, as a minimal number of Non-Core Assets remain to be sold.

                                   COMPETITION

         Lexford competes nationally for management contracts, and locally for apartment community residents. The Company believes that the property management business continues to follow the consolidation trend of the real estate industry in general.

Competition for Apartment Residents

         Competition for residents at apartment communities is subject to the condition and pricing of individual units, local market conditions, the location of the apartment community, the apartment community owner's capitalization and other factors. Lexford's portfolio of managed properties is spread over a large geographic area and, therefore, not subject to any one set of local economic circumstances. Additionally, the Company believes that Lexford benefits from managing a diverse portfolio that includes luxury apartments in major markets as well as affordable apartments in secondary and tertiary markets.

         To remain competitive and provide opportunities for increases in rental rates, the Company continues to invest in improvements to the Properties. The following table displays Property improvement expenditures for the years 1994 through 1996 for both Wholly Owned Properties and Syndicated Partnerships. The improvements were funded primarily by escrows established under the terms of agreements for refinanced mortgage loans entered into since January 1, 1994. The Company expects that these investments in the Properties will increase their value. The Company will continue to address capital improvements and routine maintenance requirements in future years.

                                   Major Maintenance by Year (000s omitted)
                         -------------------------------------------------------

                               1996                1995                1994
                         ----------------   ----------------   -----------------

Major Maintenance......       $13,122            $19,422             $13,514

Capital Improvements...         3,935                N/A                 N/A
                         ----------------   ----------------   -----------------

                              $17,057            $19,422             $13,514
                         ================   ================   =================

     Major Maintenance expenditures are typically concentrated in years immediately following mortgage refinancings due to requirements of mortgage lenders. The 1996 activity declined due to a "trailing off" of expenditures related to properties refinanced in 1994 and 1995. Reserves for major maintenance established in the 1996 refinancing program will be expended primarily in 1997. These expenditures, combined with termite repairs funded from the proceeds of the termite litigation, are expected to reverse, at least for 1997, the downward expenditure trend experienced in 1996.

Competition for Management Contracts

     Lexford competes with numerous other fee based property managers for third-party management contracts. Competition in this arena is keen, as well as highly fragmented, according to geographic region and property type. The Company is Lexford's largest client, by virtue of the number of apartment communities controlled by the Company. These contracts provide a base that will remain stable as Lexford seeks to acquire additional management contracts from third-party owners.

     Although there can be no assurance, the Company believes that Lexford's experience and track record with respect to financial controls, quality service, lower operating costs and emphasis on employee training are competitive advantages. The Company also believes that its ability to co-invest with owners or developers of multi-family real estate may provide opportunities to control additional apartment communities.

                               CORPORATE STRATEGY

     The Company's overall business objective is to maximize the total return to shareholders and investors through increases in the value of the Company's Properties, cash flows and earnings. The Company believes that this objective is best accomplished by providing high-quality services to owners of real estate and to residents of apartment communities. The Company currently offers property management, ancillary and investment management services; it intends to improve margins from, and participation in, these services as well as to explore opportunities to offer additional services.

     Lexford will strive to expand its business by soliciting additional fee-based contracts for providing management and other services to multi-family communities. To that end, Lexford plans to implement an advertising and promotional campaign to increase its visibility, and to devote additional resources to improve and expand its marketing efforts. Lexford's growth strategy will be primarily targeted at regions in which it has properties under management, so that economies of scale may be realized. Lexford will seek to expand into regions where large congregations of apartments are located, and where it believes there are opportunities for future growth.

     With respect to apartment communities in which it has an ownership interest, the Company intends to continue its conservative financial strategies, including funding reserves of at least $300 per unit annually for capital improvements, and seeking opportunities for refinancing when improved terms can be achieved. The Company also intends to carefully evaluate return on investment from the Properties with the goal of disposing of under-performing or non-performing Properties, and replacing them with assets from which it can achieve higher investment returns.

     The Company also plans to invest in technology to enhance the capabilities of both Lexford and the Investment Management division. In 1996, the Company invested in new hardware and software at its corporate headquarters to improve processing and reporting capabilities. The Company plans to continue this investment by migrating computer technology to the Properties through the second quarter of 1998 (SEE ITEM 7: "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" -- LIQUIDITY AND CAPITAL RESOURCES).

ITEM 2.  PROPERTIES
         ----------

     The Company  maintains  ownership  interests in the Wholly Owned Properties
and  the  Syndicated   Partnerships   (SEE  ITEM  1.   "BUSINESS"  -  INVESTMENT
MANAGEMENT).

     The Company's corporate headquarters are located in a 52,168 square-foot, single-story office building at 6954 Americana Parkway, in suburban Columbus, Ohio. The Company entered into a lease for the building with Americana Investment Company (an entity affiliated with an outside director of the Company
- SEE PART II ITEM 13: "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS") in late 1992. Management believes that the lease terms are competitive with commercial lease rates in the suburban Columbus market.

     Lexford's corporate headquarters are located in a 15,185 square-foot suite of offices located in an office park at 8615 Freeport Parkway in suburban

Dallas, Texas. Lexford entered into a lease for the office suite in 1993. In addition to the corporate headquarters, Lexford leases regional operations offices in Orlando, Florida; Seattle, Washington; and in Houston and San Antonio, Texas.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

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

     The Company reached a settlement in CARDINAL INDUSTRIES, INC. V. NATIONAL UNION FIRE INSURANCE COMPANY OF PITTSBURGH, PA ET AL., pending in the United States District Court for the Southern District of Ohio, Eastern Division. The settlement provided for a gross payment of $7.5 million to the Company, for the benefit of the affected Properties, and certain other parties to be paid in two installments. The first installment of $4.0 million was received in October 1996, with the balance received in November 1996. A large portion of the settlement payments was paid to the Company's attorneys in the case (who handled the case on a contingency fee basis). The settlement provides for the release of all claims between the Company and National Union Fire Insurance Company. Pursuant to the terms of the settlement, there was no admission of liability by either party. The settlement funds are being held by the Company, pending the finalization of an allocation of proceeds to the affected Properties.

     On March 7, 1996, the Company filed suit against Hartford Fire Insurance Company ("Hartford") in the United States District Court for the Middle District of Florida, in a case captioned CARDINAL REALTY SERVICES, INC. V. HARTFORD FIRE INSURANCE CO., Case No. 96-458-CIV T-24A. In that case, the Company seeks to recover from Hartford, pursuant to an excess property insurance policy issued to the Company by Hartford, for termite-related losses at approximately 150 Properties in which the Company holds an interest. The termite related losses are the same as those which formed the object matter of the NATIONAL UNION litigation. Hartford's insurance policy provides coverage for such losses to the extent they exceed $25 million. The parties are presently engaged in the discovery process, and a trial has been scheduled for September 1997.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------
     None

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
           ---------------------------------------------------------------------

     Effective March 9, 1995, the Company commenced trading of its Common Stock on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "CRSI". Prior to this date, the Company's Common Stock traded on the OTC Bulletin Board as "CNRV". On December 31, 1996, there were approximately 1,431 registered holders of the Company's Common Stock. The following table sets forth the high and low bid prices of the Common Stock for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                    1996                    1995
                           ----------------------- ---------------------
                               High        Low         High       Low
                           ---------- ------------ ----------- ---------

First Quarter...........     $18.75      $17.50       $13.75    $10.50

Second Quarter..........      21.75       17.50        18.00     12.75

Third Quarter...........      20.75       18.50        18.50     16.88

Fourth Quarter..........      21.25       19.38        19.75     16.00


                        The Company's transfer agent is:

                          The Huntington National Bank
                                Trust Department
                              The Huntington Center
                               Attention: HC 1112
                              Columbus, Ohio 43287

     The  Company  has  paid no  dividends  since it  became a public  reporting company. Until August 1995, the Company's ability to pay dividends was subject to a prohibition contained in its financing arrangements with The Huntington National Bank. The terms of the Company's current credit facility provided by The Provident Bank no longer restrict dividends. (SEE ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"--"Liquidity and Capital Resources").

     In connection with its acquisition of Lexford on August 1, 1996, the Company issued 700,000 shares of its Common Stock to the former shareholders of Lexford Properties, Inc. as merger consideration for the cancellation of all the issued and outstanding shares of capital stock of Lexford Properties, Inc. 450,000 shares of Common Stock issued to the former shareholders of Lexford Properties, Inc. are subject to forfeiture, in whole or in part, in the event that Lexford fails to produce net income from property management operations in sufficient amounts in the 1997, 1998 or 1999 fiscal years.

     During 1996, the Company issued 30,000 shares of restricted Common Stock and 8,750 shares of Common Stock underlying matching stock grants to The Provident Bank, as trustee (the "Trustee") of the Cardinal Realty Services, Inc. Executive Deferred Compensation Rabbi Trust for the benefit of certain executive officers of the Company. (SEE PART III, ITEM 11 "EXECUTIVE COMPENSATION - (F) EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT").

     All of the shares of Common Stock issued to the former shareholders of Lexford Properties, Inc., as well as to the trustee, were issued without registration under the Securities Act of 1933, as amended (the "Act") based upon the Company's claim (on account of the private and limited nature of the issuances) to the exemption from registration provided under Section 4(2) of the Act.

ITEM 6:  SELECTED FINANCIAL DATA
         -----------------------

     The information below should be read in conjunction with the CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

     The net income previously reported in the 1994 and 1993 Consolidated Statements of Income has been adjusted in order to comply with Statement of
Position  90-7   "Reorganization   Under  the  Bankruptcy  Code"  pertaining  to
accounting  for deferred  income  taxes.  The  restatement  involved a change in accounting for benefits realized from the Company's net operating loss carryforwards generated prior to its emergence from bankruptcy proceedings ("Pre-Reorganization NOLs"). The financial statements for the years 1994 and 1993 have been adjusted to reflect the benefits from net operating loss carryforwards as a credit to Additional Paid-in Capital, rather than reflecting such benefits as a reduction in income tax expense reported for financial statement purposes. In the future, such benefits will be applied to Additional Paid-in Capital until the Pre-Reorganization NOLs and other tax benefits have been fully utilized. The adjustment does not affect the Company's cash flows or total shareholders' equity (SEE NOTES 1 AND 10 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

     The unaudited tables set forth below provide a variety of statistical information about the Company. The Company believes that earnings before interest, income taxes, depreciation, amortization and extraordinary items ("EBITDA"), EBITDA adjusted for non recurring items ("Recurring EBITDA") and Recurring EBITDA less interest on mortgage loans secured by the Wholly Owned Properties ("Adjusted EBITDA") are significant indicators of the strength of its results. EBITDA is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures, including expenditures for acquisitions. EBITDA does not represent cash flow as defined by generally accepted accounting principles and does not necessarily represent amounts of cash available to fund the Company's cash requirements.


                                         Year Ended          Year Ended          Year Ended          Year Ended
                                        December 31,        December 31,        December 31,        December 31,
                                           1996(1)              1995                1994                1993
                                      ----------------    ----------------   ------------------   ----------------
Operating Revenue.....................$     65,300,990    $     23,676,429   $       22,600,025   $     16,064,076
                                      ================    ================   ==================   ================
Income before Extraordinary Item......$      5,370,230    $      4,292,713   $        3,943,943   $        229,049

Extraordinary Item....................$     (1,614,356)   $        804,022   $        3,155,901   $      1,050,086
                                      ----------------    ----------------   ------------------   ----------------
Net Income ...........................$      3,755,874    $      5,096,735   $        7,099,844   $      1,279,135
                                      ================    ================   ==================   ================
EBITDA(2).............................$     29,530,914    $     24,599,501   $       24,752,196   $     19,887,705
                                      ================    ================   ==================   ================
Adjusted EBITDA(2)....................$     11,990,697    $      8,212,539   $        6,850,341   $      4,189,385
                                      ================    ================   ==================   ================

Income Per Common Share:

  Income before Extraordinary Item....           $1.37               $1.11                $1.02              $0.06
  Extraordinary Item..................           (0.41)               0.21                 0.82               0.27
                                      ----------------    ----------------   ------------------   ----------------
  Net Income..........................           $0.96               $1.32                $1.84              $0.33
                                      ================    ================   ==================   ================

Balance Sheet Data:  (At period end)

Total Assets..........................$    245,367,779    $    239,398,900   $      236,729,107   $    243,969,706
Long-Term Debt........................     163,319,285         170,111,869          168,159,368        179,816,494
Shareholders' Equity..................      62,509,178          51,246,094           43,248,143         31,684,299

     (1) The Company, during 1995 and prior years, classified the Wholly Owned Properties as Held for Sale. While the Wholly Owned Properties were Held for Sale, the results of operations from the Wholly Owned Properties were credited to the carrying value of the real estate and no revenues, expenses or depreciation were included in the consolidated statements of income. Commencing in 1996, the Company changed the classification of the Wholly Owned Properties and fully consolidated the operations of the Wholly Owned Properties in the Company's Statement of Income (SEE NOTES 1 AND 2 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

     (2) Adjusted EBITDA for the years ended December 31, 1995, 1994 and 1993 includes the funds from operations of the Wholly Owned Properties during the period Held for Sale (SEE ITEM 1 - "BUSINESS - FUNDS FROM OPERATIONS").

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

                                  INTRODUCTION

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto (SEE ITEM 1 - "BUSINESS" AND NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

     The financial statements for the years ended December 31, 1995 and 1994 do not include the results of operations (revenues or expenses) attributable to the Wholly Owned Properties previously classified as "Real Estate Assets Held for Sale". Commencing January 1, 1996 the Results of Operations, including depreciation of the Wholly Owned Properties, have been included in the Consolidated Statements of Income. Therefore, the Consolidated Statement of Income for the year ended December 31, 1996 is not comparable to the Consolidated Statements of Income for the years ended December 31, 1995 and 1994.

     In order to facilitate the comparison of operations in 1996 to prior years, the following "pro forma" Income Statements (the "Pro Forma Income Statements") has been prepared for the year ended December 31, 1995 as if the Wholly Owned Properties were previously consolidated. All intercompany transactions have been eliminated. Depreciation expense for the Wholly Owned Properties has been estimated for 1995 (SEE NOTES 1 AND 2 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

     The  following  discussion  of  Results  of  Operations  for the year ended
December 31, 1996 as compared to 1995 is based upon the Pro Forma Income Statement.

                                                                           Unaudited
                                                                          Pro Forma
                                                            1996             1995
                                                         -------------- -------------
Revenues:
 Rental and Other Operating Real Estate Revenues......... $41,276,684    $39,375,333
 Fee Based...............................................  13,651,042     11,803,329
 Interest, Principally from Syndicated Partnerships......   8,897,233      4,099,329
 Income from Disposal of Non-Core Assets-Net.............     962,761      3,408,379
 Other...................................................     513,270        737,571
                                                         -------------  -------------
                                                           65,300,990     59,423,941
                                                         -------------  -------------
Expenses:
 Rental Operating........................................  21,129,433     21,977,790
 Fee Based...............................................   9,366,777      6,910,228
 Administration..........................................   5,030,967      4,399,349
 Restructure Costs/Tender Offer Costs ...................     242,899      1,537,073
 Interest - Wholly Owned Property Debt...................  14,131,780     13,549,258
 Interest - Corporate Debt...............................   1,098,333      1,522,087
 Depreciation and Amortization...........................   5,514,571      5,261,181
                                                         -------------  -------------
                                                           56,514,760     55,156,966
                                                         -------------  -------------
Income Before Income Taxes and Extraordinary Item........   8,786,230      4,266,975
Provision for Income Taxes ..............................   3,416,000      1,664,000
                                                         -------------  -------------
Income before Extraordinary Item.........................   5,370,230      2,602,975

Extraordinary Item, net of Income Taxes .................  (1,614,356)       804,022
                                                         -------------  -------------
Net Income...............................................  $3,755,874     $3,406,997
                                                         =============  =============


                                                                           Unaudited
                                                                          Pro Forma
                                                            1996             1995
                                                         -------------- -------------


  EBITDA (Unaudited).....................................  $29,530,914   $24,599,501
                                                         ============== ==============
  Adjusted EBITDA (Recurring EBITDA reduced by
     interest on Wholly Owned Property Debt) (Unaudited).  $11,990,697    $8,212,539
                                                         ============== ==============
Net Income per Common Share:
  Income Before Extraordinary Item.......................        $1.37         $0.67
  Extraordinary Item.....................................        (0.41)         0.21
                                                         -------------- --------------
  Net Income.............................................        $0.96         $0.88
                                                         ============== ==============

                              RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years ended December 31, 1996 and Pro forma 1995

     Rental and Other Operating Real Estate Revenues are derived from the Wholly Owned Properties which are apartment communities that comprise the Company's Operating Real Estate Assets. Revenues increased $1.9 million, or 4.8%, in 1996 as compared to 1995. The increase was primarily due to the increase in average rent collected from $366 in 1995 to $387 in 1996. The average economic occupancy of the 108 Wholly Owned Properties in operation at all times during 1996 and 1995 was 92.5% in 1996 compared to 91.8% in 1995. Economic occupancy is defined as the amount of revenue collected from residents as a percentage of the revenue a property could generate if full rents for all units were collected.

     Fee Based Revenues are comprised of Lexford and Investment Management revenues generated from services provided to Properties and residents at the Properties. Property Management Services revenues principally relate to property management and accounting services provided to the Properties. Ancillary Services revenues consist principally of revenue generated from the sale of replacement and maintenance material to the Properties. In addition, Ancillary Services revenues include revenue generated from furniture leasing and renters insurance services provided to residents. Investment Management revenues consist of partnership administration fees as well as loan refinancing and restructuring fees.

     The following are the major components of Lexford Revenues and Investment Management Revenues (unaudited) for 1996 as compared to pro forma 1995:


                                                                               1996             1995
                                                                          ---------------  ---------------

Lexford:

  Property Management Services:
    Property Management and Accounting Services -- Controlled ............   $ 7,782,722      $7,414,992
    Property Management and Accounting Services -- Third Party ...........     2,135,429               0
    Other Management Service Fee Revenues. ...............................     1,399,742       1,497,530

  Ancillary Services:
    Furniture Leasing and Renters Insurance ..............................       403,704         290,937
    Replacement and Maintenance Material Revenues-net ....................        45,676         532,315
                                                                          ---------------  ---------------
Total Management Services Revenue.........................................    11,767,273       9,735,774
                                                                          ---------------  ---------------

Investment Management:

    Partnership Administration & Other fees ..............................     1,131,775       1,181,540
    Loan Refinancing and Restructuring Fees ..............................       751,994         886,015
                                                                          ---------------  ---------------
Total Investment Management Revenues .....................................     1,883,769       2,067,555
                                                                          ---------------  ---------------
Total Fee Based Revenues..................................................   $13,651,042     $11,803,329
                                                                          ===============  ===============

     Fee Based Revenues increased approximately $1.8 million, or 15.6%, in 1996 as compared to 1995. The increase was primarily due to the acquisition of Lexford Properties, a third party property management company, which generated $2.1 million in Fee Revenue since its acquisition on August 1, 1996 (SEE NOTE 1 TO NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - "LEXFORD ACQUISITION"). The increase in property management revenues was offset by an approximately $487,000 decrease in replacement and maintenance material sales to Syndicated Partnerships. The decline in replacement and maintenance material sales occurred as the Company transitioned from a warehouse operation to a coordinated buying group for replacement and maintenance material. Revenue in the future will be derived from a portion of the volume discounts generated by the property purchases.

     Fee Based Revenues are dependent to a certain extent on the financial condition of the Properties owned and managed by the Company and the Company's ability to retain its ownership interests. Loss of these interests, due to an increase in interest rates or an inability to refinance matured loans, could have a material adverse impact on Fee Based Revenues and the financial condition of the Company. Although there can be no assurance, management does not currently foresee any material loss of ownership interests in the Properties in 1997 that would adversely affect the Company's Fee Based Revenues. In addition, Lexford derives its third party property management revenues from 30 day cancelable contracts. Therefore, the amount of revenue generated from third party management contracts may be subject to significant fluctuation from period to period. Lexford, for example, in early 1997 lost the management of approximately 3,000 units in a portfolio involved in bankruptcy proceedings which resulted in a change of control of the ownership of these units.

     Fee Based Revenues are also directly related to the occupancy and level of rents collected at the properties managed by the Company. For the past two years the Company has maintained occupancy, on average, above 90% at the properties managed by the Company. The Company's ability to obtain rental increases and maintain occupancy are highly dependent upon market conditions, the physical condition of the properties and the competitive environments affecting such properties.

     Interest Income increased $4.8 million or 117% in 1996 compared to 1995. Interest Income is primarily derived from the interest collected or accrued on the recorded value of interests in, and receivables from, Syndicated Partnerships. (SEE NOTE 3 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). Approximately $1.9 million of the increase was generated from the excess proceeds derived from refinancing of Syndicated Partnerships (SEE LIQUIDITY AND

CAPITAL RESOURCES -- FINANCING AND DEBT RESTRUCTURING OF THE PROPERTIES). Although the interest income generated from excess refinance proceeds is not recurring, Interest Income may be favorably impacted in the future by the lower debt service as a result of the refinancing transactions completed in 1996. The balance of the increase was a result of improved cash flow due to increased operating performance of the Syndicated Partnerships (a same unit 7.9% increase in net operating income in 1996 as compared to 1995) and lower debt service requirements on mortgage debt refinanced in prior years. Although there can be no assurance, Interest Income should continue to be favorably impacted in the future from the improved cash flow on the Syndicated Partnerships generated from lower debt service requirements and increases in operating income.

     Income from Disposal of Non-Core Assets -- Net, decreased approximately $2.4 million in 1996 as compared to 1995. This income is derived from the proceeds of the sale of Non-Core Assets and the recovery of investor notes receivables in excess of the aggregate recorded value of these assets. During 1994 the Company recovered the entire recorded value of these assets and, as a result, began recognizing the proceeds, net of collection and closing costs, as income. Additional income from the disposal of Non-Core Assets may be recognized in the future although it is not a significant long term source of revenue for the Company.

     Other Income decreased approximately $224,000 in 1996 as compared to 1995. The decrease was principally due to income in 1995 from the recovery of trade accounts receivable which had previously been written off.

     Rental Operating Expenses decreased approximately $848,000, or 3.8%, in 1996 as compared to 1995. The decrease was primarily due to the implementation in 1996 of a capitalization program which resulted in the capitalization of major building exterior improvements. Previously all items were expensed. In 1996 approximately $700,000 of improvements were capitalized that would have been expensed in prior years. In addition, major maintenance expense decreased approximately $487,000 in 1996 as compared to 1995. The decrease in 1996 primarily related to major maintenance on Wholly Owned Properties refinanced in 1995 and 1994. Reserves for major maintenance established in the 1996 refinancing program will be expended in 1997 and reverse the decrease experienced in 1996.

     Fee Based Expenses increased approximately $2.5 million in 1996 as compared to 1995. Approximately $2.0 million of the increase was related to the third-party management operation of Lexford, which was acquired effective August 1, 1996.

     Administration Expenses increased approximately $632,000 in 1996 compared to 1995. The increase was primarily due to bonuses payable to employees pursuant to the Company's 1996 Incentive Compensation Plan. The incentive compensation is based upon certain increases in Company profitability. The percentage increase used as a measurement for the majority of the incentive compensation is computed net of the cost of such plan. The increase in incentive compensation in 1996 compared to 1995 is reflective of the significant increases in profitability achieved in 1996 compared to 1995.

     Restructuring Costs in 1996 of $242,899 related to realignments to the Company's organization to eliminate overlapping responsibilities. The restructuring in 1996 was a follow up to the restructuring costs incurred in 1995 of $1.5 million. The restructuring costs are primarily comprised of severance and separation costs. Management anticipates that the restructurings completed in 1995 and 1996 should result in annual savings in excess of $1.0 million, primarily related to reductions in payroll and related fringe benefit costs.

     Interest Expense on mortgages on the Wholly Owned Properties increased approximately $582,000 in 1996 as compared to 1995. The increase in interest expense was due to the refinancing transactions completed in 1996 and 1995. Although the overall contractual interest rates decreased, interest expense increased, due to the impact of "Fresh Start" reporting with effective interest rates applied to the Carrying Value of the mortgages. Interest expense on the Company's corporate lines of credit decreased approximately $424,000 in 1996 compared to 1995. The decrease is due to lower outstanding balances on the lines, and the refinancing of the Company's corporate credit lines in August 1995 at a more favorable interest rates (SEE "LIQUIDITY AND CAPITAL RESOURCES").

     Depreciation and Amortization Expense increased approximately $253,000 in 1996 as compared to 1995. The increase is primarily due to amortization expense related to loan origination costs capitalized in connection with the refinancing of corporate debt and mortgages on the Wholly Owned Properties, combined with amortization of management contracts and goodwill associated with the Lexford acquisition.

     Income before Extraordinary Item increased from $2.6 million in 1995 to $5.4 million in 1996. The Extraordinary charge of $1.6 million, net of taxes was a result of mortgage debt refinancing on certain Wholly Owned Properties (SEE
NOTE 6 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AND "LIQUIDITY AND CAPITAL RESOURCES"--FINANCING AND DEBT RESTRUCTURING OF THE PROPERTIES). The extraordinary gain of $804,000 recognized in 1995 was due to debt forgiveness generated from the debt restructuring and refinancing of mortgages on Wholly Owned Properties. Net income increased from $3.4 million in 1995 to $3.8 million in 1996.

     The financial position of the Company may be impacted by the availability to the Company of certain tax benefits, such as net operating loss carryforwards and other tax attributes. To the extent all or a portion of the Company's tax attributes are unavailable to offset taxable income, the cash flow of the Company could be materially impacted (SEE NOTE 10 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

Comparison  of Results of Operations  for the Years ended  December 31, 1995 and
1994

     Fee Based Revenues are comprised of Management Services and Investment Management revenues generated from services provided to Properties and residents of the apartment communities. The following are the major components of Management Services Revenues and Investment Management Revenues for 1995 as compared to 1994:

                                                                        1995                1994
                                                                 --------------------  ------------------

Management Services:
  Property Management Services:
     Property Management and Accounting Services -- Controlled...    $    9,844,330      $    9,564,710
     Other Management Service fee revenues.......................         1,748,079           1,679,888
  Ancillary Services:
     Furniture Leasing and Renters Insurance.....................           296,203             255,942
     Replacement and Maintenance Material revenues--net..........           740,279             577,074
                                                                 --------------------  ------------------
Total Management Services Revenues...............................        12,628,891          12,077,614
                                                                 --------------------  ------------------

Investment Management:

  Partnership Administration & Other fees........................         1,573,693           1,686,877
  Loan Refinancing and Restructuring Fees........................           966,398           1,514,027
                                                                 --------------------  ------------------
Total Investment Management Revenues.............................         2,540,091           3,200,904
                                                                 --------------------  ------------------
Total Fee Based Revenues.........................................    $   15,168,982      $   15,278,518
                                                                 ====================  ==================

     Fee Based Revenues decreased approximately $110,000 in 1995 as compared to 1994, due to a decrease in Investment Management revenues of approximately $661,000, which was partially offset by increases in Property Management Services and Ancillary Services Revenues of approximately $348,000 and $203,000, respectively. The decrease in Investment Management revenues was principally due to a decrease of approximately $548,000 in loan refinancing and restructuring fees in 1995 as compared to 1994. Loan refinancing and restructuring fees are subject to significant fluctuation from period to period based upon the volume of loans maturing in a given year, and a property owner's ability to refinance based on the current interest rate environment. The balance of the decrease in Investment Management revenues was due to fees earned in 1994 related to bankruptcy services provided to properties in Chapter 11 bankruptcy proceedings. The increase in Property Management Services revenues was due to an increase in management and accounting services fees of approximately $280,000. The increase was primarily due to an increase in the number of Properties managed after management of six properties was returned to the Company due to the cancellation of a third party management contract in the third quarter of 1995. The aggregate increase in Ancillary Services revenues of approximately $203,000 was principally due to an increase in replacement and maintenance material sales to properties. The increased sales were attributable to the deferred maintenance escrow funds established with the refinancing and restructuring of mortgage debt on a significant number of the Properties in 1994 and 1995.

     Interest Income increased $1.7 million in 1995 as compared to 1994. Interest Income is primarily derived from the interest collected or accrued on the recorded value of interests in, and receivables from, Syndicated Partnerships. (SEE NOTE 3 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). The increase in Interest Income was due to increased cash flow from the Syndicated Partnerships primarily as a result of lower debt service requirements on refinanced or restructured mortgage debt.

     Income from Disposal of Non-Core Assets -- Net increased approximately $219,000 in 1995 as compared to 1994. This income is derived from the proceeds of the sale of Non-Core Assets and the recovery of investor notes receivable in excess of the aggregate recorded value of these assets. During 1994 the Company recovered the entire recorded value of these assets and, as a result, began recognizing the proceeds, net of collection and closing costs, as income.

     Other Income decreased approximately $692,000 in 1995 as compared to 1994. The decrease was principally due to the settlement of a pending claim in 1994. The settlement resulted in a release of an accrued liability of approximately $726,000 in exchange for the Company's dismissal of a preference action.

     Fee Based Expenses decreased approximately $336,000 in 1995 as compared to 1994. The decrease in Fee Based Expenses reflects the staff reductions and realignments implemented by the Company in 1993 and 1994.

     Administration Expenses increased approximately $406,000 in 1995 as compared to 1994. The increase was primarily due to the recording of a litigation reserve in the fourth quarter of 1995. The reserves were established for ongoing and potential legal and litigation costs involving the Company. Administration Expenses also increased in 1995 due to additional corporate governance costs and expenses associated with the registration of the Company's Common Stock on the Nasdaq National Market tier of the Nasdaq Stock Market.

     Restructuring Costs of $1.5 million were incurred in 1995 as a charge related to the corporate restructuring implemented at the end of 1995 which aligned the Company's organization structure with current and future business goals. The $1.5 million charge is primarily comprised of severance and separation costs.

     Interest Expense decreased approximately $121,000 in 1995 as compared to 1994. The decrease was due to a reduction in the average debt outstanding of approximately $2.0 million in 1995 versus 1994. In addition, in August 1995, the Company obtained more favorable financing terms on its corporate debt by negotiating a variable interest rate with a new lender, The Provident Bank (the "Bank"), at the Bank's prime rate of interest minus 1.0% as compared to a previous variable interest rate at the Huntington National Bank's prime rate of interest plus 0.5%. These favorable factors were partially offset by an increase in the prime interest rate charged by most lenders in 1995. The prime interest rate charged by the Company's lender ranged from 6.0% to 8.5% in 1994 as compared to a range of 8.5% to 9.0% in 1995 (SEE LIQUIDITY AND CAPITAL RESOURCES).

     Depreciation Expense increased approximately $90,000 due to depreciation on capital improvements undertaken at the end of 1994 and throughout 1995.

     Income before Extraordinary Item. As a result of the approximately $1.1 million aggregate increase in revenues less an increase in expenses and taxes of approximately $728,000, Income before Extraordinary Item improved from $3.9 million in 1994 to $4.3 million in 1995. The extraordinary gain, due to debt forgiveness generated from the debt restructuring and refinancing on Wholly Owned Properties, was $804,000 in 1995 versus $3.2 million in 1994. Net Income amounted to $5.1 million in 1995 as compared to $7.1 million in 1994.

Earnings before Interest, Taxes, Depreciation and Amortization

     The Company believes that earnings before interest, income taxes, depreciation, amortization and extraordinary items ("EBITDA"), Recurring EBITDA and Adjusted EBITDA are significant indicators of the strength of its results. EBITDA is a measure of a Company's ability to generate cash to service its obligations, including debt service obligation, and to finance capital and other expenditures, including expenditures for acquisitions. EBITDA does not represent cash flow as defined by Generally Accepted Accounting Principles ("GAAP") and does not necessarily represent amounts of cash available to fund the Company's cash requirements. Unaudited EBITDA and the computation of Adjusted EBITDA for the years ended December 31, 1996, 1995 and 1994 is as follows: (000s omitted)

                                                                                   Pro Forma
                                                                     -------------------------------
                                                         1996           1995            1994
                                                     --------------  ---------------  --------------
EBITDA ..............................................     $29,531          $24,600         $24,752
------                                               --------------  ---------------  --------------

    Interest Income derived from refinance proceeds .      (1,936)               0               0
    Income from Disposal of Non Core Assets..........        (963)          (3,408)         (3,189)
    Other Income.....................................           0                0            (726)
    Loan Fees........................................        (752)            (966)         (1,514)
    Restructure/Tender Offer Costs...................         243            1,537             977
                                                     --------------  ---------------  --------------
Recurring EBITDA.....................................      26,123           21,763          20,300
----------------                                     --------------  ---------------  --------------
    Interest on Wholly Owned Properties..............     (14,132)         (13,549)        (13,450)
                                                     --------------  ---------------  --------------
Adjusted EBITDA......................................     $11,991        $   8,214      $    6,850
---------------                                      ==============  ===============  ==============

     EBITDA increased $4.9 million, or 20.0%, and Adjusted EBITDA increased $3.8 million, or 46.0%, in 1996 as compared to 1995. EBITDA decreased $152,000, or 1%; however, Adjusted EBITDA increased $1.4 million, or 19.9%, in 1995 as compared to 1994.

                         LIQUIDITY AND CAPITAL RESOURCES

     The following discussion regarding liquidity and capital resources should be read in conjunction with the Company's Consolidated Balance Sheets as of December 31, 1996 and 1995 and the Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

     The principal sources of liquidity for the Company are cash flow from its operations and borrowing available under the Company's credit facility. The Company's Net Cash Provided by Operating Activities has increased significantly over the past three years, from approximately $1.0 million in 1994; to approximately $5.6 million in 1995; to approximately $12.7 million in 1996.

Increases in Cash Received from Interests in and Receivables from Syndicated Partnerships has been a major factor in such increase. Cash Received from Interests in and Receivables from Syndicated Partnerships, which is primarily comprised of payments of accrued interest, increased 82.7%, or $4.1 million, in 1996 as compared to 1995 and 98.5%, or $2.4 million, in 1995 as compared to 1994. In 1996, 294 Syndicated Partnerships provided operating cash flow to the Company, as compared to 220 in 1995 and 160 in 1994.

     The increase in Net Cash Provided by Operating Activities was also due to $4.5 million of operating cash flow from the Wholly Owned Properties. This operating cash flow was formerly treated as cash flow from investing activity while the Wholly Owned Properties were classified as "Real Estate Assets Held for Sale" (SEE NOTES 1 AND 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

     The other factors impacting the Company's cash flow in 1996, 1995 and 1994 are discussed in "Results from Operations" and "Financing and Debt Restructuring of the Properties".

     The Company anticipates that cash flow from its operations and borrowings available under the Company's credit facility will be adequate to meet the reasonably foreseeable capital and liquidity needs of the Company. If the Company is successful in its future growth plans, it may be necessary to seek additional capital sources through other debt or equity sources (SEE ITEM 1- "BUSINESS").

     In August 1995, The Provident Bank (the "Bank") and the Company closed on a new credit facility that retired the Company's credit facility with The Huntington National Bank ("HNB") as well as provided additional borrowing capacity with more flexible terms. The new credit facility has lower interest rates than the previous facility with HNB and also reduced or eliminated certain restrictive covenants.

     The new credit facility provides credit up to $32.0 million, and is comprised of: a $3.0 million revolving line of credit for operating needs subject to annual review and extension by the Bank; a $7.0 million line of credit for acquisitions and Property debt restructuring (the "Acquisition Line") due in six years with interest only, payable in the first year; a $22.0 million reducing balance line of credit (the "Reducing Line") due in six years with interest, only, payable during the first year (collectively, the "Loans"). The Reducing Line was used to retire HNB credit facility. The credit facility provided that the interest rate on the Loans would be the Bank's prime rate of interest minus 1%; however, in February 1996, the Company entered into an agreement with the Bank to fix the interest rate on the Acquisition Line at 7.25% with principal amortization beginning in March 1996 in 60 equal monthly installments of principal and interest. Excess corporate cash is applied to pay down the Reducing Line and reborrowed as needed (SEE NOTE 4 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

     In July 1996, the Company received a commitment letter from the Bank for an additional $10.0 million line of credit. The new line will bear interest at the Bank's prime rate of interest minus 1% with interest only during the first year, and will be due in six years. The Company did not draw on this line in 1996. On December 31, 1996, including the $10.0 million commitment, the Company had unrestricted credit availability of approximately $25.4 million.

     In addition, all of the Company and the majority of Property bank accounts are maintained at the Bank. The banking relationship has increased cash flow at the Properties as a result of reduced service charges and increased interest income on the Property bank account balances. The Company may benefit from a portion of the improved cash flow at the Properties.

     Presently, the Company plans to finance its working capital needs from cash flow and through borrowing under its credit facility. Although it is anticipated that the Company will have access to sufficient funds to meet its requirements, if opportunities develop on favorable terms for additional mortgage restructuring, or acquisitions, the Company may seek alternative outside debt or equity sources to fund such activities. In addition, any significant decrease or increase in interest rates will affect the Company's earnings and cash flows favorably or unfavorably, respectively.

     In November 1995, the shareholders of the Company approved an increase in the number of authorized shares of Common Stock from 4,500,000 to 13,500,000 and also authorized 1,500,000 shares of "Blank Check" Preferred Stock. The Company has no current commitments or arrangements which would require the issuance of a material number of additional shares. The Company sought the increase in authorized shares to provide an additional source of capital and provide greater flexibility in structuring potential transactions, such as the Lexford acquisition.

     The Company's capital expenditures for 1996 amounted to approximately $423,000 funded from cash flow and the Company's credit facility. The Company anticipates that its capital needs in the future can be satisfied out of cash flow or the Company's credit facility. The Company currently forecasts capital expenditures of approximately $400,000 in 1997, principally for enhanced computer system hardware and software. The Company is currently implementing new software systems in order to obtain optimal efficiencies from technology.


     Improvement and Replacement Expense for the Wholly Owned Properties was $2.8 million and capital expenditures amounted to approximately $682,000 during 1996. Improvement and Replacement Expense was funded from Wholly Owned Property cash flow and maintenance escrow funds. The 1997 combined budget for improvement and replacement expense and capital expenditures for the Wholly Owned Properties is anticipated to be $4.5 million.

Lexford Acquisition

     Effective August 1, 1996, the Company acquired Lexford, a privately held, third-party multi-family management company headquartered in Dallas, Texas (SEE
NOTE 1 - BUSINESS - MANAGEMENT SERVICES OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). The acquisition added approximately 22,000 apartment units to the Company's management portfolio which totals 55,397 units at December 31, 1996. Based on 1997 rankings by the National Multi Housing Council, Lexford has become the nation's ninth largest manager of multi-family real estate. The Company intends to maintain Lexford's Dallas office as headquarters for its combined property management business, which will be conducted under the Lexford name.

     To acquire  Lexford,  the Company  issued  700,000  shares of Common  Stock valued, for acquisition purposes, at $20 per share representing a maximum purchase price of $14 million. Approximately $9 million of the purchase price (450,000 shares) is subject to forfeiture in the event the Company's combined property management operations do not achieve certain profitability criteria. Lexford shareholders received 250,000 shares of the Company's Common Stock free of contingencies. The remaining 450,000 contingent shares will cease to be subject to risk of forfeiture if and when specified increases in the profitability of the Company's property management operations are achieved during the three full fiscal years following the merger (i.e. on or before the end of the Company's 1999 fiscal year). If, during the specified period, profit from property management operations increases $1.8 million or more from 1995 levels, the former Lexford shareholders would own 150,000 of the contingent shares free of contingencies, and if the increase is $4.0 million or more from 1995 levels, the former Lexford shareholders would own the entire 700,000 shares free of contingencies, or approximately 15.4% of the Company's shares outstanding as of December 31, 1996.

     Selected pro forma, unaudited financial information relating to Lexford third party management operations for the years ended December 31, 1996 and 1995, is as follows:

                                           Lexford Pro Forma
                                        Year Ended December 31,
                           --------------------------------------------------

                                    1996                       1995
                           ----------------------    ------------------------

Fee Based Revenues.........         $5,588,563                  $4,685,735
                           ----------------------    ------------------------

Fee Based Expenses.........          4,781,933                   4,027,520
Interest Expense...........             61,507                      73,879
                           ----------------------    ------------------------
                                     4,843,440                   4,101,399
                           ----------------------    ------------------------
Income Before Taxes........            745,123                     584,336
                           ----------------------    ------------------------

EBITDA.....................           $806,630                    $658,215
                           =======================    ========================

     The acquisition of Lexford was accounted for as a purchase, with a portion of the purchase price, ($1.6 million), assigned to the value of the Lexford management contracts, and the balance ($3.9 million) assigned to the value of the "Lexford" name and goodwill (to the extent that the purchase price exceeds the fair market value of Lexford's net tangible assets). The portion of the purchase subject to forfeiture (450,000 shares or $9.0 million) will not be recorded until the shares become free of contingencies.

Financing and Debt Restructuring of the Properties

     In 1996 the Company refinanced first mortgages on 125 Properties comprised of 35 Wholly Owned Properties (SEE NOTE 6 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) and 90 Syndicated Partnerships. The new mortgages on 98 Properties were financed through PaineWebber Incorporated ("PaineWebber"); the mortgages on 21 Properties were financed through First Union Capital Markets Group ("First Union"); the mortgages on five Properties were financed through Donaldson, Lufkin & Jenrette Securities Corporation; and the mortgage on one Property was financed with the Department of Housing and Urban Development ("HUD"). The new PaineWebber mortgages on the 26 Wholly Owned Properties have fixed interest rates of 8.8% with a 30 year principal amortization and a 10 year maturity, and the 72 Syndicated Partnerships have fixed interest rates from 8.8% to 9.0 % with a 25 year principal amortization schedule beginning in year four, and a 10 year maturity. The new First Union mortgages have fixed interest rates ranging from 8.0% to 9.1% with a 25 year principal amortization and a 10 year maturity. The other mortgages refinanced in 1996 have terms similar to the First Union mortgages. While the PaineWebber mortgages secured by the Wholly Owned
Properties are cross collateralized and cross defaulted, all of the mortgage loans are without recourse to the Company.

     Aggregate mortgage debt, and related interest on the 35 Wholly Owned Properties with a contractual balance of $46.8 million and a carrying value of $45.6 million was refinanced with mortgage debt having a carrying and contractual balance of $47.8 million. A fourth quarter extraordinary non cash charge of $1.6 million was triggered by the mortgage debt refinancing on certain Wholly Owned Properties. The charge occurred related to Properties that had a carrying value (recorded in 1992 under the "Fresh Start" accounting method upon confirmation of the bankruptcy plan of reorganization of the Company's predecessor) less than the unpaid contractual balance of the mortgage loan at such time. Generally Accepted Accounting Principles required the Company to record the charge upon refinancing the prior mortgage as the previous lender was repaid at the contractual balance. Additional extraordinary charges may occur in the future on Wholly Owned Properties with contractual mortgage debt in excess of the "Fresh Start" carrying value. The required annual debt service on the Wholly Owned Properties refinanced in 1996 decreased by approximately $300,000 with the Company investing $1.1 million, net of excess proceeds from refinancing certain Wholly Owned Properties. In addition, $1.2 million of cash flow secondary mortgages ("B Notes") on six Wholly Owned Properties were refinanced in 1996. The B Notes previously required 100% of the excess cash flow to be applied to the principal. In 1996 the excess cash flow applied to these B Notes amounted to approximately $98,000.

     Aggregate mortgage debt, and related interest, on the 90 Syndicated Partnerships with a balance of $95.2 million was refinanced with mortgage debt totaling $101.7 million. The Company advanced $5.6 million to certain Syndicated Partnerships to facilitate the refinancing (debited to Interests in and Receivables from Syndicated Partnerships), but received excess proceeds of $5.0 million from the refinancing of other Syndicated Partnerships. The required annual debt service on the Syndicated Partnerships will decrease approximately $600,000 per year for the first three years. In addition, $3.9 million of B Notes on 21 Syndicated Partnerships were refinanced in 1996. In 1996, excess cash flow applied to these B Notes amounted to approximately $338,000. Although there can be no assurance, management anticipates that cash distributions to the Company will increase from these Syndicated Partnerships due to the lower debt service requirements and the elimination of the B Notes. Increased cash flow at the Syndicated Partnerships, if it occurs, may enhance recovery of Interests in and Receivables from Syndicated Partnerships, including Interest Income, to the Company in the future.

     During 1996 the Company granted deeds in lieu of foreclosure to the mortgagees of three Wholly Owned Properties. No significant gain or loss was recognized on these transactions because the assets and the non recourse mortgages on each of these Wholly Owned Properties had been recorded in equal amounts.

     In June 1995, the Company purchased mortgages amounting to $8.8 million in the aggregate, related to one Syndicated Partnership and four Wholly Owned Properties, financed with a $7.8 million note payable. As of June 30, 1996, the Company had obtained permanent non-recourse mortgages on these five Properties. The proceeds of the refinancing were applied to the Company's note payable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------
        Not applicable.

ITEM 9. CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        ----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

        None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     (a) DIRECTORS

         The Board of Directors ("Board") of the Company consists of nine members. The Company's Regulations classify the directors into three classes, with the directors in each class serving for three year terms and until their successors are elected. The terms of the directors listed below will expire at the 1997, 1998 and 1999 annual meetings of the Company's shareholders, respectively, as indicated below.

            CLASS II DIRECTORS SERVING UNTIL THE 1997 ANNUAL MEETING

                        Has Served as            Principal Occupation
  Name          Age     Director Since         and Business Experience
------------  -------- ---------------- ---------------------------------------

Joseph E.        64         1992        A corporate  financial  consultant,  Mr.
Madigan                                 Madigan  also is a  Director  of  Cooker
                                        Restaurant Corp.,  Skyline Chili,  Inc.,
                                        VOCA  Corporation  and The  Frank  Gates
                                        Service Company.  Mr. Madigan  currently
                                        serves  as  Chairman  of  the  Company's
                                        Board of Directors  and served as Acting
                                        Chief  Executive  Officer of the Company
                                        from June 13,  1995 to December 1, 1995.
                                        Mr.    Madigan   was   Executive    Vice
                                        President,  Chief Financial  Officer and
                                        Director of Wendy's International,  Inc.
                                        from 1980 through 1987. He was Treasurer
                                        and  Vice  President  of  Borden,   Inc.
                                        between  1968 and 1980.  Mr.  Madigan is
                                        also  a  former   Trustee  of  Excelsior
                                        Income Shares, Inc., a closed-end income fund, and NCC Funds, a Cleveland-based closed-end investment fund.

George J.        61         1992        President     of  Allstate   Development
Neilan                                  Company,  and has been  involved in land
                                        acquisition   and   development  in  the
                                        Charleston,  West  Virginia  area  since
                                        1982. He also maintains an  intellectual
                                        property   legal   practice   in   South
                                        Charleston, West Virginia.

                        Has Served as            Principal Occupation
  Name          Age     Director Since         and Business Experience
------------  -------- ---------------- ---------------------------------------

Glenn C.          39        1992        Senior Vice President of Brown, Gibbons,
Pollack                                 Lang  &  Company,  L.P.,  an  investment
                                        banking firm located in Cleveland, Ohio,
                                        since  January  6,  1997.   Mr.  Pollack
                                        served as  President  of Zeus  Advisors,
                                        Inc.,  a  consulting   firm  located  in
                                        Cleveland,  Ohio,  from November 1994 to
                                        December  1996.  From  September 1989 to
                                        October  1994,  Mr.  Pollack  was  Chief
                                        Executive Officer of A & W Foods, Inc., a regional food distributor. Mr. Pollack was a senior manager in the Corporate
                                        Strategies Group at the Cleveland Office of Price Waterhouse in 1988 and 1989, and served in a similar capacity from 1984 to 1988 with Siedmann & Associates, a Cleveland-based consulting firm.

            CLASS III DIRECTORS SERVING UNTIL THE 1998 ANNUAL MEETING


                        Has Served as            Principal Occupation
  Name          Age     Director Since         and Business Experience
------------  -------- ---------------- ---------------------------------------

John B.         39          1995        President and Chief Executive Officer of
Bartling, Jr.                           the Company since December 1, 1995. From
                                        April  1993  until  December  1995,  Mr.
                                        Bartling  was a  Director  in  the  Real
                                        Estate   Products   Group  of  CS  First
                                        Boston,  an investment  banking firm. He
                                        was an executive officer of NHP, Inc., a
                                        company specializing in the development,
                                        ownership and  management of real estate
                                        assets, from June 1987 to April 1993. In
                                        addition,   Mr.   Bartling   served   as
                                        Executive  Vice  President  of NHP  Real
                                        Estate Corp.,  NHP Capital Corp. and NHP
                                        Servicing     Inc.,     wholly     owned
                                        subsidiaries of NHP, Inc., from 1991 to April 1993.

George R.        69         1992        Chairman of the Board and past President
Oberer, Sr.                             and CEO of  Oberer  Development  Company
                                        since the early 1970s.  He was President
                                        of the predecessor  corporation,  Oberer
                                        Construction  Company,  since 1953.  Mr.
                                        Oberer is President  and CEO of Gold Key
                                        Realty   Company.   Oberer   Development
                                        Company and Gold Key Realty Company are engaged in real estate development and management, respectively.

                        Has Served as            Principal Occupation
  Name          Age     Director Since         and Business Experience
------------  -------- ---------------- ---------------------------------------

Robert J.        61         1992        A central  Ohio real  estate  developer,
Weiler                                  Mr.  Weiler  joined  The  Robert  Weiler
                                        Company in 1957 and has been Chairman of
                                        the  Board  since  1987.  A real  estate
                                        consultant  since 1970,  Mr. Weiler also
                                        is a licensed real estate  appraiser and
                                        a  member  of the  Appraisal  Institute,
                                        having  served as  President of the Ohio
                                        Chapter.   He  was  a  Director  of  the
                                        National   and   Ohio   Association   of
                                        Realtors and is a past President of the Columbus Board of Realtors. Formerly, he was a Director of Main Federal, Freedom
                                        Federal  and Buckeye  Federal  Savings &
                                        Loan.


             CLASS I DIRECTORS SERVING UNTIL THE 1999 ANNUAL MEETING

                        Has Served as            Principal Occupation
  Name          Age     Director Since         and Business Experience
------------  -------- ---------------- ---------------------------------------

Robert V.        49         1992        President    of   RVG    Management    &
Gothier, Sr.                            Development   Company,   a  manager  and
                                        developer of residential  and commercial
                                        properties,   since  1976  and   general
                                        partner  of  Rostan  Associates,  a real
                                        estate holding  company  associated with
                                        RVG Management and Development  Company,
                                        since 1986. Mr. Gothier also is a member
                                        of the Harrisburg  Board of Realtors and
                                        the    legislative    board    of    the
                                        Pennsylvania      Manufactured      Home
                                        Association.

H. Jeffrey       42         1992        Partner  in the  law  firm  of  Benesch,
Schwartz                                Friedlander,   Coplan  &   Aronoff   LLP
                                        ("BFCA")  since 1988 and Chairman of the
                                        firm's    Bankruptcy    and   Commercial
                                        Department.  Prior to joining BFCA,  Mr.
                                        Schwartz   was  a  law   clerk   to  the
                                        Honorable  William  J.  O'Neill,  United
                                        States Bankruptcy Court for the Northern
                                        District of Ohio,  from 1982 to 1983 and
                                        to the  Honorable  Joseph T.  Molitoris,
                                        United States  Bankruptcy  Court for the
                                        Northern  District  of Ohio from 1980 to
                                        1982.  Mr.  Schwartz is a faculty member
                                        of the Bankruptcy  Litigation Institute,
                                        has   written   numerous   articles   on
                                        bankruptcy   law   and  is  the   former
                                        Chairman of the Section of Bankruptcy and Commercial Law of the Cleveland Bar
                                        Association.

                        Has Served as            Principal Occupation
  Name          Age     Director Since         and Business Experience
------------  -------- ---------------- ---------------------------------------

Gerald K.        60         1992        President   of  Craig   Capital  Co.,  a
Wedren                                  Washington,    D.C.-based   merger   and
                                        acquisition firm, since 1973. Mr. Wedren
                                        has been Managing Partner of Tavern Real
                                        Estate  Limited  Partnership  and Wedren
                                        Associates,    which   own   and   lease
                                        properties   in   the   Washington   and
                                        Baltimore  area,  since 1988. Mr. Wedren
                                        was President of G.E.W.,  Inc., an owner
                                        of fast food  restaurants,  from 1981 to
                                        1988;  was of counsel  with the Columbus
                                        law firm of Brownfield,  Bowen,  Bally &
                                        Sturtz from 1973 to 1981; and was Acting
                                        Director of the  Department  of Commerce
                                        and  Commissioner  of Securities for the
                                        State of Ohio in 1971 and 1972.  He is a
                                        Director  of  Marwed   Corporation   and
                                        Tavern Realty Co.

    (b) EXECUTIVE OFFICERS

     In addition to John B. Bartling, Jr., Chief Executive Officer and President and a director of the Company, listed below are the executive officers of the Company as of March 28, 1997. Each executive officer will serve until his or her successor is selected by the Board or until his or her earlier resignation or removal. There are no family relationships among these officers.

                                        Principal Occupation During the
   Name                    Age            Past Five or More Years
-----------------------  ----------   ------------------------------------------

Mark D. Thompson            39          Chief  Financial  Officer and  Executive
                                        Vice  President  of  the  Company  since
                                        October  31,  1996.  Prior to that time,
                                        Mr.    Thompson   was   Executive   Vice
                                        President of Corporate Acquisitions of the Company since April 1, 1996. Mr.
                                        Thompson was a partner in the law firm of McDonald, Hopkins, Burke & Haber from
                                        January 1995 to such time. Prior to that time, Mr. Thompson was an associate and partner in the law firm of Benesch, Friedlander, Coplan & Aronoff LLP from
                                        January 1985 and October 1992,
                                        respectively.


Patrick M. Holder            49         Executive  Vice President of the Company
                                        since December 20, 1996 and President of
                                        Lexford Properties, Inc., a wholly owned subsidiary of the Company, since August
                                        1, 1996.  Mr.  Holder was  President  of
                                        Lexford Partners, a property management firm, from 1988 to July 31, 1996. Mr.
                                        Holder previously served as President of Brentwood Properties from 1987 to 1988.


Paul R. Selid                34         Senior  Vice  President  of the  Company
                                        since  April  15,  1996.  Prior  to that
                                        time,  Mr.  Selid was Vice  President of
                                        Acquisitions of NHP, Inc. since December
                                        1994.  Mr.  Selid  also  served  as Vice
                                        President   of   Asset    Management   &
                                        Underwriting of NHP, Inc. from September
                                        1992  to  December   1994.   Mr.   Selid
                                        previously served as Vice President of Finance of Hall Financial Group, Inc.
                                        from January 1990 to September 1992.

                                        Principal Occupation During the
   Name                    Age            Past Five or More Years
-----------------------  ----------   ------------------------------------------

Michele R. Souder             35        Vice  President  of  the  Company  since
                                        January  16,  1996 and  Chief  Financial
                                        Officer of Lexford  Properties,  Inc., a
                                        wholly owned  subsidiary of the Company,
                                        since  November  1, 1996.  Prior to that
                                        time,  Ms.  Souder was Director of Audit
                                        of the Company  since August 1993.  From
                                        October 1992 to August 1993,  she served
                                        as an  Associate in the  Turnaround  and
                                        Crisis Management division of Jay Alix &
                                        Associates,   a  management   consulting
                                        firm. She  previously  served in various
                                        positions as Portfolio Analyst,  Product
                                        Manager and Manager of Asset  Management
                                        of  the  Company,   from  July  1987  to
                                        October 1992.

Ronald P. Koegler             44        Vice  President  and  Controller  of the
                                        Company  since  December 20,  1996.  Mr.
                                        Koegler  served  as Vice  President  and
                                        Treasurer  of the Company  from  January
                                        16, 1996 to December 20, 1996.  Prior to
                                        that time, Mr. Koegler was Controller of
                                        the Company  since April 1992. He served
                                        as Assistant  Controller  of the Company
                                        from  October  1989 to April  1992.  Mr.
                                        Koegler  holds  a  B.S.B.A.   degree  in
                                        accounting    from   The   Ohio    State
                                        University, where he graduated Summa Cum
                                        Laude.

Michael F. Sosh               35        Vice  President  and  Treasurer  of  the
                                        Company since January 9, 1997. Prior to that time, Mr. Sosh served as Divisional
                                        Vice President and Assistant Treasurer of The Bon-Ton Stores, Inc. since March
                                        1995. He previously served as Manager of Financial Planning and Financial Analyst of The Bon- Ton Stores, Inc. from 1987 to 1995. Mr. Sosh was a banking officer with Meridian Bancorp, Inc. from 1983 to
                                        1987.


                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5) of Common Stock of the Company with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all such forms they file.

     To the Company's knowledge, based on its review of the copies of such forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Company believes that during the previous fiscal year, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

     (c) CERTAIN SIGNIFICANT EMPLOYEES

     In addition to the executive officers named above, listed below are certain officers of the Company and its wholly owned subsidiary, Lexford Properties, Inc., as of March 28, 1997. Each officer will serve until his or her successor is selected by the Board or until his or her earlier resignation or removal. There are no family relationships among these officers.

                                        Principal Occupation During the
   Name                    Age            Past Five or More Years
-----------------------  ----------   ------------------------------------------

Annette Hoover              68          Vice  President  of Lexford  Properties,
                                        Inc., a wholly owned  subsidiary  of the
                                        Company, since August 1, 1996. From 1988
                                        to  August  1996,  Ms.  Hoover  was Vice
                                        President   of   Lexford   Partners,   a
                                        property management firm.

Bruce P.  Woodward          45          Vice  President  of Lexford  Properties,
                                        Inc., a wholly owned  subsidiary  of the
                                        Company, since August 1, 1996. From 1988
                                        to  August  1996,  Mr. Woodward was Vice
                                        President   of   Lexford   Partners,   a
                                        property management firm.

James D.  Alexander         47          Vice  President  of Lexford  Properties,
                                        Inc., a wholly owned  subsidiary  of the
                                        Company,  since  August  1,  1996.  From
                                        February   1992  to  August  1996,   Mr.
                                        Alexander was Vice  President of Lexford
                                        Partners,  a property  management  firm.
                                        From  May  1988  to  February  1992, Mr.
                                        Alexander   served  as  Executive   Vice
                                        President   and  Director  of  Portfolio
                                        Management  at Southwest  Savings  Bank,
                                        where he handled  asset  management  and
                                        marketing  services  for the  bank's  $3
                                        billion real estate portfolio.

Peggy C. Smith              45          Vice  President  of  the  Company  since
                                        December 20, 1996 and Vice  President of
                                        Lexford Properties, Inc., a wholly owned subsidiary of the Company, since August
                                        1, 1996.  From 1988 to August 1996,  Ms.
                                        Smith  was  Vice  President  of  Lexford
                                        Partners, a  property  management firm.

Thomas Trubiana             45          Vice  President  of Lexford  Properties,
                                        Inc., a wholly owned  subsidiary  of the
                                        Company,   since  August  1,  1996.  Mr.
                                        Trubiana served as Vice President of the
                                        Company  from  1988 to  1996.  Prior  to
                                        joining the  Company,  Mr.  Trubiana was
                                        Regional   Manager   and   Director   of
                                        Development with Allen & O'Hara, Inc., a real estate development and management firm, from 1982 to 1987.

Dain C.  Akin               44          Vice   President   and  Acting   General
                                        Counsel of the  Company  since March 18,
                                        1996. From February 1992 to March  1996,
                                        Mr. Akin served as  Director  of Tax of
                                        the  Company.

Jeffrey D.  Meyer           31          Secretary and Associate  General Counsel
                                        of the Company since  February 26, 1996.
                                        Mr. Meyer was an associate in the law firm of Benesch, Friedlander, Coplan and Aronoff LLP from May 1992 to February
                                        1996.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     (a) SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation earned by the Company's Chief Executive Officer during 1996 and the other four most highly compensated executive officers (and two additional individuals for whom disclosure would have been provided but for the fact such individuals were not serving as executive officers at the end of the last completed fiscal year) for services rendered in all capacities to the Company during 1996 as well as 1995 and 1994, where applicable.

                                       38

------------------------------------------------------------------------------------------------------------------------------------
|                              |       |                                          | Long-Term Compensation |           |
|                              |       |            Annual Compensation           |        Awards          |           |
|                              |       | ------------------------------------------------------------------|           |
|                              |       |              |             |   Other     |            | Securities|           |
|                              |       |              |             |   Annual    | Restricted |   Under-  |           |
|                              |       |              |             |   Compen-   |   Stock    |    Lying  |    LTIP   |  All Other
|Name and                      |       |    Salary    |  Bonus(es)  |   sation    |  Award(s)  |   Options |   Payouts |Compensation
|Principal Position            |  Year |     ($)      |    ($)      |    ($)      |   ($)      |    (#)    |     ($)   |     ($)
-----------------------------------------------------------------------------------------------------------------------------------

John B. Bartling, Jr.             1996   $285,000      $171,000(1)    $503,800(2)  $402,188(3)   20,000(4)     --         $7,371(5)
Chief Executive Officer and       1995    $23,750(6)        --         $13,250(7)       --          --         --          --
President                         1994        --            --            --            --          --         --          --

Mark D. Thompson                  1996   $127,885(8)   $157,491(9)    $216,635(10) $136,875(11)  12,500(12)    --           $934(13)
Chief Financial Officer and       1995        --            --            --            --          --         --          --
Executive Vice President          1994        --            --            --            --          --         --          --

Paul R. Selid                     1996    $86,538(14)  $112,500(15)   $137,163(16)      --       12,500(17)    --         $3,576(18)
Senior Vice President             1995        --            --            --            --          --         --          --
                                  1994        --            --            --            --          --         --          --

Michele R.  Souder                1996   $100,245       $45,110(19)       --            --        2,500(20)    --         $2,600(21)
Vice President and Chief          1995    $77,476       $15,037(22)       --            --          --         --         $2,140(21)
Financial Officer of Lexford      1994    $77,025        $7,500(23)       --       $ 39,500(24)     --         --         $1,949(21)
Properties, Inc.

Ronald P.  Koegler                1996    $84,492       $38,250(19)       --            --        2,500(25)    --         $6,218(26)
Vice President                    1995    $75,194       $15,450(22)       --            --          --         --         $5,603(26)
and Controller                    1994    $71,655       $10,100(23)       --        $23,250(27)     --         --         $3,860(26)

David P.  Blackmore               1996   $130,668(28)   $84,012(29)       --            --          --         --        $20,543(30)
Former Chief Financial Officer    1995   $116,730      $117,096(22)       --            --          --         --         $3,197(31)
and Executive Vice President      1994   $107,214       $76,000(23)       --        $29,868(32)     --         --         $3,022(31)

Michael F.  Carbone               1996   $205,905(33)  $102,953(34)       --            --          --         --       $578,138(35)
Former Chief Financial Officer    1995   $201,643              (36)     $6,000(37)      --          --         --         $7,314(38)
and Vice President                1994   $191,322      $155,500(23)     $6,000(37)   $6,288(39)     --         --         $4,112(38)

------------------

(1) This amount includes a cash bonus for 1996 paid in 1997 in the amount of $27,862. This amount also includes an award of 6,940 shares of Common Stock as a stock bonus for 1996 granted in 1997. The value of the stock bonus was determined by multiplying the number of shares subject to this grant by the closing price of the Common Stock at fiscal year-end, which was $20.625.

(2) This amount includes an award of 10,000 shares of restricted Common Stock in 1997 pursuant to the terms of Mr. Bartling's Employment Agreement with the Company, which states that Mr. Bartling will receive one share of Common Stock for each share of Common Stock purchased by him, up to a maximum of 10,000 shares. The value of 5,000 shares subject to this award was determined by multiplying such shares by the closing price of the Common Stock on June 10, 1996, the date of his matching purchase, which was $19.875. In addition, pursuant to an amendment to Mr. Bartling's Employment Agreement, Mr. Bartling elected to receive shares of Common Stock in lieu of cash bonus compensation otherwise payable to him on account of the Company's 1996 fiscal year. The shares of Common Stock were issued based on a valuation of $20.625 per share, being the closing price of the Common Stock on December 31, 1996. The shares issued to Mr. Bartling pursuant to this election qualified as shares purchased for the grant of matching stock and accordingly the value of these 5,000 shares of matching stock was determined by multiplying such shares by the closing price of the Common Stock on December 31, 1996, the date applicable to such qualified matching purchase, which was $20.625. Mr. Bartling elected to contribute the shares subject to each of the foregoing grants to the Cardinal Realty Services, Inc. Executive Deferred Compensation Rabbi Trust. This amount also includes
     (a) payments of $12,500 per month from January 1, 1996 to November 30, 1996 for Mr. Bartling's relocation and temporary living expenses, as well as a payment of $154,800 to compensate Mr. Bartling for any taxes relating to such monthly payments, and (b) a car allowance of $750 per month.

(3) Mr. Bartling received an award of 22,500 shares of restricted Common Stock on April 5, 1996, one-third of which vest on the third, fourth and fifth anniversaries of such date. The value of this award was determined by multiplying the number of shares subject to this grant by the closing price of the Common Stock on April 5, 1996, $17.875. The value of this award at the end of the 1996 fiscal year was $464,063 based on the fiscal year-end price of $20.625 per share. Mr. Bartling is entitled to receive dividends, if paid, on this restricted Common Stock as and when such stock vests.

(4) Mr. Bartling received an option to purchase 20,000 shares of Common Stock at $17.875 per share on April 5, 1996, one-fourth of which vest on the second, third, fourth and fifth anniversaries of the date of grant.

(5) Includes the Company's payment of a premium in the amount of $1,190 for a term life insurance policy with a death benefit of $2,000,000 and the Company's portion of the cost of group term life insurance, health insurance and disability insurance paid on behalf of Mr. Bartling in the aggregate amount of $6,181.

(6) Salary for the period from December 1, 1995, when Mr. Bartling commenced his employment with the Company, to December 31, 1995.

(7) Includes a payment of $12,500, which sum was required to be paid monthly from December 1, 1995 to November 30, 1996 for Mr. Bartling's relocation and temporary living expenses, and (b) a car allowance of $750 for the month of December, 1995.

(8) Salary for the period from April 1, 1996, when Mr. Thompson commenced his employment with the Company, to December 31, 1996.

(9) This amount includes a cash bonus for 1996 paid in 1997 in the amount of $27,203. This amount also includes an award of 6,317 shares of Common Stock as a stock bonus for 1996 granted in 1997. The value of the stock bonus was determined by multiplying the number of shares subject to this grant by the closing price of the Common Stock at fiscal year-end, which was $20.625.

(10) Includes an award of 5,000 shares of Common Stock in 1997 pursuant to the terms of Mr. Thompson's Employment Agreement with the Company, which states that Mr. Thompson will receive one share of Common Stock for each share of Common Stock purchased by him, up to a maximum of 5,000 shares. The value of 2,500 shares subject to this award was determined by multiplying such shares by the closing price of the Common Stock on June 10, 1996, the date of his matching purchase, which was $19.875. In addition, pursuant to an amendment to Mr. Thompson's Employment Agreement, Mr. Thompson elected to receive shares of Common Stock in lieu of cash bonus compensation otherwise payable to him on account of the Company's 1996 fiscal year. The shares of Common Stock were issued based on a valuation of $20.625 per share, being the closing price of the Common Stock on December 31, 1996. The shares issued to Mr. Thompson pursuant to this election qualified as shares purchased for the grant of matching stock and accordingly the value of these 2,500 shares of matching stock was determined by multiplying such shares by the closing price of the Common Stock on December 31, 1996, the date applicable to such qualified matching purchase, which was $20.625. Mr. Thompson elected to contribute the shares subject to each of the foregoing grants to the Cardinal Realty Services, Inc. Executive Deferred Compensation Rabbi Trust. This amount also includes a relocation bonus of $60,000 paid in 1997 for moving his principal residence to Columbus, Ohio, as well as payment of $55,385 to compensate Mr. Thompson for any taxes relating to such relocation bonus.

(11) Mr. Thompson received an award of 7,500 shares of restricted Common Stock on April 15, 1996, one-third of which vests on the third, fourth and fifth anniversaries of such date. The value of this award was determined by multiplying the number of shares subject to this grant by the closing price of the Common Stock on April 15, 1996, $18.25. The value of this award at the end of the 1996 fiscal year was $154,688 based on the fiscal year-end price of $20.625 per share. Mr. Thompson is entitled to receive dividends, if paid, on the Common Stock as and when such stock vests.

(12) Mr. Thompson received an option to purchase 12,500 shares of Common Stock at $17.625 per share on April 1, 1996, one-fifth of which vest on the first, second, third, fourth and fifth anniversaries of the date of grant.

(13) Includes the Company's portion of the cost of group term life insurance and disability insurance paid on behalf of Mr. Thompson in the aggregate amount of $934.

(14) Salary for the period from April 15, 1996, when Mr. Selid commenced his employment with the Company, to December 31, 1996.

(15) This amount includes a cash bonus for 1996 paid in 1997 in the amount of $27,484. This amount also includes an award of 4,122 shares of Common Stock as a stock bonus for 1996 granted in 1997. The value of the stock bonus was determined by multiplying the number of shares subject to this grant by the closing price of the Common Stock at fiscal year-end, which was $20.625.



(16) This amount includes an award of 2,500 shares of Common Stock in 1997 pursuant to the terms of Mr. Selid's Employment Agreement with the Company, which states that Mr. Selid will receive one share of Common Stock for each share of Common Stock purchased by him, up to a maximum of 2,500 shares. The value of 1,250 shares subject to this award was determined by multiplying such shares by the closing price of the Common Stock on June 10, 1996, the date of his matching purchase, which was $19.875. In addition, pursuant to an amendment to Mr. Selid's Employment Agreement, Mr. Selid elected to receive shares of Common Stock in lieu of cash bonus compensation otherwise payable to him on account of the Company's 1996 fiscal year. The shares of Common Stock were issued based on a valuation of $20.625 per share, being the closing price of the Common Stock on December 31, 1996. The shares issued to Mr. Selid pursuant to this election qualified as shares purchased for the grant of matching stock and accordingly the value of these 1,250 shares of matching stock was determined by multiplying such shares by the closing price of the Common Stock on December 31, 1996, the date applicable to such qualified matching purchase, which was $20.625. Mr. Selid elected to contribute the shares subject to each of the foregoing grants to the Cardinal Realty Services, Inc. Executive Deferred Compensation Rabbi Trust. This amount also includes payments aggregating $45,000 pursuant to the terms of Mr. Selid's Employment Agreement, all of which sums were paid to Mr. Selid during 1996 for Mr. Selid's relocation and temporary living expenses, as well as a payment of $41,538 to compensate Mr. Selid for income taxes relating to such payments.

(17) Mr. Selid received an option to purchase 12,500 shares of Common Stock at $18.25 per share on April 15, 1996, one-fifth of which vest on the first, second, third, fourth and fifth anniversaries of the date of grant.

(18) Includes the Company's portion of the cost of group term life insurance, health insurance and disability insurance paid on behalf of Mr. Selid in the aggregate amount of $3,576.

(19) Cash bonus for 1996 paid in 1997.

(20) Ms. Souder received an option to purchase 2,500 shares of Common Stock at $19.25 per share on June 27, 1996, one-third of which vest on the first, second and third anniversaries of the date of grant.

(21) Includes the Company's portion of the cost of group term life insurance, health insurance and disability insurance paid on behalf of Ms. Souder.

(22) Cash bonus for 1995 paid in 1996.

(23) Cash bonus for 1994 paid in 1995.

(24) Ms. Souder received an award of 3,000 shares of restricted Common Stock on February 24, 1994, one-third of which vested on the first, second and third anniversaries of such date. The value of this award was determined by multiplying the number of shares subject to this grant by $8.00 being the bid price of the Common Stock in the Over The Counter market on February 24, 1994. Ms. Souder also received an award of 1,000 shares of restricted Common Stock on October 11, 1994, one-third of which vested on the first, second and third anniversaries of such date. The value of this award was determined by multiplying the number of shares subject to this grant by $15.50 being the bid price of the Common Stock in the Over The Counter market on October 11, 1994.

(25) Mr. Koegler received an option to purchase 2,500 shares of Common Stock at $19.25 per share on June 27, 1996, one-third of which vest on the first, second and third anniversaries of the date of grant.

(26) Includes the Company's portion of the cost of group term life insurance, health insurance and disability insurance paid on behalf of Mr. Koegler.

(27) Mr. Koegler received an award of 1,500 shares of restricted Common Stock on October 11, 1994, one-third of which vested on the first, second and third anniversaries of such date. The value of this award was determined by multiplying the number of shares subject to this grant by $15.50 being the bid price of the Common Stock in the Over The Counter market on October 11, 1994.

(28) Salary for the period from January 1, 1995 to October 31, 1996, the effective date of Mr. Blackmore's resignation.

(29) This amount includes a cash bonus for 1996 paid in 1997 in the amount of $37,338. This amount also includes an award of 2,263 shares of Common Stock as a stock bonus for 1996 granted in 1997. The value of the stock bonus was determined by multiplying the number of shares subject to this grant by the closing price of the Common Stock at fiscal year-end, which was $20.625.

(30) Includes the Company's portion of the cost of group term life insurance, health insurance and disability insurance paid on behalf of Mr. Blackmore and the Company's matching contribution, in the form of the Company's Common Stock, made pursuant to Mr. Blackmore's contribution in the Company's 401(k) Savings Plan in the aggregate amount of $3,238. This amount also includes $17,305 paid to Mr. Blackmore in 1996 pursuant to the terms of Mr. Blackmore's Severance Agreement and Mutual Release and Consulting Agreement with the Company (See "Termination of Employment of Certain Executive Officers").

(31) Includes the Company's portion of the cost of group term life insurance, health insurance and disability insurance paid on behalf of Mr. Blackmore and the Company's matching contribution, in the form of the Company's Common Stock, made pursuant to Mr. Blackmore's contribution in the Company's 401(k) Savings Plan.

(32) Mr. Blackmore received an award of deferred Common Stock equal to 0.19% of the Company's Total Committed Equity. The value of the award was estimated based on (a) a projection as to the number of shares of Common Stock that management believed would be issued pursuant to the Plan of Reorganization and (b) a per share valuation of the Common Stock based on the estimated value of the Common Stock of $3.93 per share, the value upon which issuance of the Deferred Stock was contingent at the date of grant. Mr. Blackmore received approximately 7,600 shares of Deferred Stock. Mr. Blackmore is fully vested in the Deferred Stock. In the event the Company were to declare a dividend on its Common Stock, the dividend would be paid on the Deferred Stock awarded to Mr. Blackmore.


(33) See "Termination of Employment of Certain Executive Officers".

(34) Cash bonus for 1996 paid in 1997. See "Termination of Employment of Certain Executive Officers".


(35) Includes the Company's portion of the cost of group term life insurance, health insurance and disability insurance paid on behalf of Mr. Carbone. This amount also includes severance payments of $427,953 and consulting fees of $150,000 (See "Termination of Employment of Certain Executive Officers").

(36) See "Termination of Employment of Certain Executive Officers".

(37) Includes car allowance of $500 per month.

(38) Includes the Company's portion of the cost of group term life insurance, health insurance and disability insurance. Also includes the Company's matching contribution, in the form of the Company's Common Stock, made pursuant to Mr. Carbone's participation in the Company's 401(k) Savings Plan.

(39) Mr. Carbone received an award of deferred Common Stock equal to 0.04% of the Company's Total Committed Equity. The value of the award was estimated based on (a) a projection as to the number of shares of Common Stock that management believed would be issued pursuant to the Plan of Reorganization and (b) a per share valuation of the Common Stock based on the estimated value of the Common Stock of $3.93 per share, the value upon which issuance of the Deferred Stock was contingent at the date of grant. Mr. Carbone received approximately 1,600 shares of Deferred Stock. Mr. Carbone is fully vested in the Deferred Stock. In the event the Company were to declare a dividend on its Common Stock, the dividend would be paid on the Deferred Stock awarded to Mr. Carbone.

           (b) STOCK OPTIONS GRANTS TABLE

             The following table sets forth the information noted for all grants of stock options to each of the executive officers named in the Summary Compensation Table during 1996:

------------------------------------------------------------------------------------------------------------------------
|                          |                                                             | Potential Realizable        |
|                          |                                                             | Value at Assumed Annual     |
|                          |                                                             | Rates of Stock Price        |
|                          |           Individual Grants                                 | Appreciation For Option Term|
|----------------------------------------------------------------------------------------------------------------------|
|                          |  Number of     |                  |              |          |            |                |
|                          | Securities     |Percent of Total  |              |          |            |                |
|                          | underlying     | Options Granted  | Exercise of  |          |            |                |
|                          |   Options      | to Employees in  | Base Price   |Expiration|            |                |
|         Name             | Granted (#)    |   Fiscal Year    |   ($/Sh)     |   Date   |   5% ($)   |      10% ($)   |
|----------------------------------------------------------------------------------------------------------------------|
 John B. Bartling, Jr.,
 Chief Executive Officer          20,000(1)         33%            $17.875      4/5/06      $224,830      $569,763
 and President............

 Mark D. Thompson, Chief
 Financial Officer and            12,500(2)         21%            $17.625      4/1/06      $138,553      $351,121
 Executive Vice President.

 Paul R. Selid,                   12,500(3)         21%            $18.25       4/15/06     $143,467      $363,572
 Senior Vice President....

 Michele R.  Souder,               2,500(4)          4%            $19.25       6/27/06      $30,266       $76,699
 Vice President...........

 Ronald P.  Koegler,
 Vice President and                2,500(5)          4%            $19.25       6/27/06      $30,266       $76,699
 Controller...............

 David P.  Blackmore,
 Former Chief Financial
 Officer and Executive           --                 --               --           --            --           --
 Vice President...........

 Michael F.  Carbone,
 Former Chief Financial
 Officer and Vice                --                 --               --           --            --           --
 President................

------------------

(1) Mr. Bartling received an option to purchase 20,000 shares of Common Stock with an exercise price of $17.875 per share on April 5, 1996, one-fourth of which vest on the second, third, fourth and fifth anniversaries of the date of grant.

(2) Mr. Thompson received an option to purchase 12,500 shares of Common Stock with an exercise price of $17.625 per share on April 1, 1996, one-fifth of which vest on the first, second, third, fourth and fifth anniversaries of the date of grant.

(3) Mr. Selid received an option to purchase 12,500 shares of Common Stock with an exercise price of $18.25 per share on April 15, 1996, one-fifth of which vest on the first, second, third, fourth and fifth anniversaries of the date of grant.

(4) Ms. Souder received an option to purchase 2,500 shares of Common Stock with an exercise price of $19.25 per share on June 27, 1996, one-third of which vest on the first, second and third anniversaries of the date of grant.



(5) Mr. Koegler received an option to purchase 2,500 shares of Common Stock with an exercise price of $19.25 per share on June 27, 1996, one-third of which vest on the first, second and third anniversaries of the date of grant.

     (c) STOCK OPTIONS VALUE TABLE

     The following table sets forth the fiscal year-end value of unexercised stock options for each of the executive officers named in the Summary Compensation Table for the 1996 fiscal year.

                                                                                                                    VALUE OF
                                                                                NUMBER OF SECURITIES              UNEXERCISED
                                                                               UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                                                      OPTIONS                       OPTIONS
                                                                                 AT FISCAL YEAR-END            AT FISCAL YEAR-END
                                            SHARES             VALUE                    (#)                           ($)
                                         ACQUIRED ON          REALIZED              EXERCISABLE/                  EXERCISABLE/
                 NAME                    EXERCISE (#)           ($)                UNEXERCISABLE               UNEXERCISABLE (1)
-------------------------------------- ----------------  ----------------  ----------------------------  ---------------------------

John B. Bartling, Jr., Chief                                                       0 Exercisable/               N/A Exercisable/
Executive  Officer and President......        0                  0            20,000 Unexercisable(1)       $55,000 Unexercisable(2)

Mark D. Thompson, Chief  Financial                                                 0 Exercisable/               N/A Exercisable/
Officer and Executive Vice President..        0                  0            12,500 Unexercisable(3)       $37,500 Unexercisable(4)

Paul R. Selid,                                                                     0 Exercisable/               N/A Exercisable/
Senior Vice President.................        0                  0            12,500 Unexercisable(5)       $29,688 Unexercisable(6)

Michele R.  Souder                                                                 0 Exercisable/               N/A Exercisable/
Vice President........................        0                  0             2,500 Unexercisable(7)       $3,438 Unexercisable(8)

Ronald P.  Koegler                                                                 0 Exercisable/               N/A Exercisable/
Vice President and Controller.........        0                  0             2,500 Unexercisable(9)       $3,438 Unexercisable(10)

David P.  Blackmore, Former Chief
Financial Officer and Executive Vice
President.............................      4,378           $78,804(11)                 N/A                           N/A

Michael F.  Carbone, Former Chief
Financial Officer.....................        0                  0                      N/A                           N/A

------------------

(1) Mr. Bartling received an option to purchase 20,000 shares of Common Stock with an exercise price of $17.875 per share on April 5, 1996, one-fourth of which vest on the second, third, fourth and fifth anniversaries of the date of grant.

(2) The value of the stock option was calculated by multiplying the number of underlying securities by the difference between (a) $20.625 per share being the closing price of the Common Stock at fiscal year-end on the Nasdaq National Market tier of the Nasdaq Stock Market, and (b) the exercise price of the option, $17.875 per share.

(3) Mr. Thompson received an option to purchase 12,500 shares of Common Stock with an exercise price of $17.625 per share on April 1, 1996, one-fifth of which vest on the first, second, third, fourth and fifth anniversaries of the date of grant.

(4) The value of the stock option was calculated by multiplying the number of underlying securities by the difference between (a) $20.625 per share being the closing price of the Common Stock at fiscal year-end on the Nasdaq National Market tier of the Nasdaq Stock Market, and (b) the exercise price of the options, $17.625 per share.

(5) Mr. Selid received an option to purchase 12,500 shares of Common Stock with an exercise price of $18.25 per share on April 15, 1996, one-fifth of which vest on the first, second, third, fourth and fifth anniversaries of the date of grant.

(6) The value of the stock option was calculated by multiplying the number of underlying securities by the difference between (a) $20.625 per share being the closing price of the Common Stock at fiscal year-end on the Nasdaq



     National Market tier of the Nasdaq Stock Market, and (b) the exercise price of the options, $18.25 per share.

(7) Ms. Souder received an option to purchase 2,500 shares of Common Stock with an exercise price of $19.25 per share on June 27, 1996, one-third of which vest on the first, second and third anniversaries of the date of grant.

(8) The value of the stock option was calculated by multiplying the number of underlying securities by the difference between (a) $20.625 per share being the closing price of the Common Stock at fiscal year-end on the Nasdaq National Market tier of the Nasdaq Stock Market, and (b) the exercise price of the option, $19.25 per share.

(9) Mr. Koegler received an option to purchase 2,500 shares of Common Stock with an exercise price of $19.25 per share on June 27, 1996, one-third of which vest on the first, second and third anniversaries of the date of grant.

(10) The value of the stock option was calculated by multiplying the number of underlying securities by the difference between (a) $20.625 per share being the closing price of the Common Stock at fiscal year-end on the Nasdaq National Market tier of the Nasdaq Stock Market, and (b) the exercise price of the option, $19.25 per share.

(11) On September 11, 1992, Mr. Blackmore was granted a stock option to purchase 4,378 shares of Common Stock with an exercise price of $1.42 per share. On October 23, 1996, Mr. Blackmore exercised his option to purchase such shares. The value of this exercise was determined by multiplying the number of shares subject to this stock option by $19.88, being the closing price of the Common Stock on October 23, 1996.

     (d) LONG-TERM INCENTIVE PLANS TABLE

     The following table sets forth the information noted for all long-term incentive plans awards granted to each of the executive officers named in the Summary Compensation Table during 1996:

-----------------------------------------------------------------------------------------------------------------------------------
                                  |              |      Perform-    |
                                  |              |   ance or Other  |  Estimated Future Payouts Under Non-Stock Price-Based Plans
                                  |   Number of  |    Period Until  |--------------------------------------------------------------
                                  |    Shares    |    Maturation    |    Threshold     |       Target        |      Maximum
    Name                          |     (#)      |     Payout       |      ($ or #)    |       ($ or #)      |      ($ or #)
-----------------------------------------------------------------------------------------------------------------------------------
John B. Bartling, Jr., Chief         20,000(1)            (1)            0 shares (1)     20,000 shares (1)     20,000 shares (1)
Executive Officer and President.

Mark D. Thompson, Chief
Financial Officer and Executive       9,000(2)            (2)            0 shares (2)      9,000 shares (2)     9,000 shares (2)
Vice President..................

Paul R. Selid,                        9,000(2)            (2)            0 shares (2)      9,000 shares (2)     9,000 shares (2)
Senior Vice President...........

Michele R.  Souder                       --               N/A                N/A                 N/A                   N/A
Vice President..................

Ronald P. Koegler                        --               N/A                N/A                 N/A                   N/A
Vice President and Controller...

David P.  Blackmore
Former Chief Financial Officer           --               N/A                N/A                 N/A                   N/A
and Executive Vice President ...

Michael F.  Carbone
Former Chief Financial Officer           --               N/A                N/A                 N/A                   N/A
and Vice President ............

------------------


(1) Mr. Bartling received an award of the right to receive 20,000 deferred shares of Common Stock on April 5, 1996, providing that so long as Mr. Bartling remains in the employ of the Company, one-third of such shares will be earned and will be issued when the average number of issued and outstanding shares of Common Stock over ten consecutive trading days multiplied by the average closing price of the Common Stock on the Nasdaq National Market tier of the Nasdaq Stock Market over such period (or if the Common Stock is not listed or admitted to trading on such exchange, the principal securities exchange on which the Common Stock is listed or admitted to trading) plus the liquidation value of all issued and outstanding preferred stock of the Company ("Market Capitalization"), exceeds $90 million, one-third of which shall vest when the Market Capitalization exceeds $120 million, and the final one-third of which shall vest when the Market Capitalization exceeds $150 million. The terms of the deferred shares provide for acceleration upon a change of control of the Company or the termination of Mr. Bartling's employment other than for cause. The shares, if earned, will be contributed to the Cardinal Realty Services, Inc. Executive Deferred Compensation Rabbi Trust.

(2) Mr. Thompson and Mr. Selid each received an award of the right to receive 9,000 deferred shares of Common Stock on April 15, 1996, providing that so long as Mr. Thompson and Mr. Selid remain in the employ of the Company one-third of such shares will be earned and will be issued when the average number of issued and outstanding shares of Common Stock over 90 consecutive trading days multiplied by the average closing price of the Common Stock on the Nasdaq National Market tier of the Nasdaq Stock Market over such period (or if the Common Stock is not listed or admitted to trading on such exchange, the principal securities exchange on which the Common Stock is listed or admitted to trading) plus the liquidation value of all issued and outstanding preferred stock of the Company ("Market Capitalization"), exceeds $90 million, one-third of which shall vest when the Market Capitalization exceeds $120 million, and the final one- third of which shall vest when the Market Capitalization exceeds $150 million. The terms of the deferred shares provide for acceleration upon a change of control of the Company or the termination of Mr. Thompson's and Mr. Selid's employment other than for cause. The shares, if earned, will be contributed to the Cardinal Realty Services, Inc. Executive Deferred Compensation Rabbi Trust

     (e) DIRECTOR COMPENSATION

     Each director of the Company who is not an employee of the Company is paid an annual retainer fee of $15,000, plus (a) meeting fees of $1,000 for attendance at each meeting of the Board and (b) $750 for each committee meeting that occurs on a date when the full Board does not meet. Pursuant to the Company's 1992 Incentive Equity Plan, as amended (the "Incentive Equity Plan"), each member of the Board who was not employed by the Company was granted, at the commencement of the director's term, a stock option to purchase shares of the Company's Common Stock representing 0.1875% of the Company's "Total Committed Equity", subject to certain vesting requirements (all of which have been satisfied), which was subsequently calculated to be an option to purchase 7,500 shares of the Company's Common Stock for each director. The foregoing stock options expire on September 19, 2002. "Total Committed Equity" is defined in the Incentive Equity Plan as the total number of shares of the Company's Common Stock (a) issued upon the allowance of claims (as defined in Section 101(5) of the Bankruptcy Code) pursuant to the Third Amended Plan of Reorganization of the Company and its substantively consolidated subsidiaries (the "Plan of Reorganization") that was confirmed by the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division (the "Bankruptcy Court") on August 26, 1992 and became effective on September 11, 1992 (the "Effective Date") and (b) issued or reserved for issuance under the Incentive Equity Plan as of September 11, 1992. In addition, each director was granted on November 30, 1995 and May 23, 1996, and will be granted annually on the day after the Company's Annual Meeting of Shareholders, so long as each director remains a director of the Company, an option to purchase 2,000 shares of the Company's Common Stock with an exercise price equal to the fair market value on the date of the grant a ten year term from date of grant and a vesting period of the lesser of one year or the period from the date of the grant to the next annual meeting of shareholders.

     At the Company's annual shareholders meeting held on May 22, 1996, the shareholders approved the Company's Non-Employee Director Restricted Stock Plan (the "Directors Restricted Stock Plan"). Under the terms of the Directors Restricted Stock Plan, each non-employee director of the Company may elect to receive shares of the Company's Common Stock in lieu of cash directors fees otherwise payable to him. The Company has reserved 50,000 shares for issuance under the Directors Restricted Stock Plan and is also authorized to purchase shares of the Company's Common Stock on the open market or in private transactions in order to provide for the payment of shares of Common Stock to non-employee directors under the Directors Restricted Stock Plan. Each non-employee director who participates in the Directors Restricted Stock Plan receives shares of restricted Common Stock in lieu of cash compensation with the shares paid to such director being valued at a 20% discount from their fair market value on the date of payment. Shares of restricted Common Stock issued or paid to directors under the Directors Restricted Stock Plan have a restriction period of 3 years. The director may not sell, exchange, transfer, pledge, hypothecate, assign or otherwise dispose of the shares during the restriction period, except by bequest pursuant to a will or by intestacy. All restrictions will lapse and the holder of the restricted Common Stock will be entitled to receipt of the shares following the earliest of (a) 3 years from the date of the issuance or payment of the restricted Common Stock to the holder; (b) the date of the holder's death or disability; (c) the date the holder, after being nominated by the Board, is not elected by the shareholders in an election for the Board; or (d) the date on which the Board determines that the holder will not be nominated for election to the Board. Shares of the restricted Common Stock will be forfeited to the Company in the event that, during the restriction period, the holder (a) resigns (other than by reason of disability) or is dismissed for cause from the Board during his elected term as a director; (b) declines to stand for an election to the Board after having been nominated by the Board; or (c) sells, exchanges, transfers, pledges, hypothecates, assigns or otherwise attempts to dispose of shares of restricted Common Stock except by bequest pursuant to a will or intestacy. As of the end of the Company's 1996 fiscal year, each non- employee director had elected to participate in the Directors Restricted Stock Plan by electing to receive shares of restricted
Common Stock in lieu of a percentage of directors fees otherwise payable in cash, such elective percentages ranging from 25% to 100% of directors fees.

     (f) EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT

     John B. Bartling, Jr. Employment Agreement
     ------------------------------------------

     The Company and Mr. Bartling entered into an employment agreement, dated as of December 1, 1995 (the "Bartling Employment Agreement") for an original term through December 31, 1998 and an annual base salary of $285,000 ("Bartling's Base Salary"), plus an annual cash bonus of 2% of Bartling's Base Salary for each 1% increase in the Company's recurring earnings before interest (other than interest paid on mortgage loans secured by the Company's Wholly Owned Properties), taxes, depreciation and amortization determined in accordance with generally accepted accounting principles without regard to extraordinary gains or losses ("Adjusted EBITDA") from the previous fiscal year's Adjusted EBITDA, limited to 60% of Bartling's Base Salary.

     Under the terms of the Bartling Employment Agreement, the Company granted Mr. Bartling (i) 22,500 shares of Restricted Stock (see footnote 3 of the Summary Compensation Table), (ii) the right to receive up to 20,000 deferred shares of Restricted Stock (see footnote 1 of the Long-Term Incentive Plans Table), (iii) one share of the Company's Common Stock, at no additional cost to him, for each share of the Company's Common Stock purchased by Mr. Bartling in 1996 up to a maximum of 10,000 shares (the "Bartling Matching Shares"), and (iv) options to purchase 20,000 shares of the Company's Common Stock (see footnote 1 of the Stock Options Grants Table).

     The Bartling Employment Agreement was amended effective as of December 20, 1996 to provide that Mr. Bartling could elect to receive shares of the Company's Common Stock in lieu of his cash bonus earned in 1996. Shares of Common Stock made subject to such election would be valued at the December 31, 1996 closing price for the Company's Common Stock. Such amendment further provided that any such shares which Mr. Bartling might elect to receive in lieu of his cash bonus earned for 1996 would qualify for the grant of the 5,000 Bartling Matching Shares not yet awarded to Mr. Bartling as of such date. In March, 1997, Mr. Bartling elected to receive 6,940 shares in lieu of a portion of his 1996 cash bonus (see footnote 1 of the Summary Compensation Table). Accordingly, pursuant to Mr. Bartling's election, Mr. Bartling was entitled to receive the balance of the 5,000 Bartling Matching Shares not yet awarded to him as of such date.

     Upon termination of Mr. Bartling's employment without cause, Mr. Bartling would be entitled to receive: (i) any of Bartling's Base Salary, and any other benefits due him under the Bartling Employment Agreement, payable for the remaining period of the original term or any extension thereof; (ii) the cash bonus, if any, applicable to the fiscal year in which such termination without cause occurs; and (iii) all of the shares of Restricted Stock, all shares of deferred Common Stock (whether or not any of the Market Capitalization targets are then met) and stock options, fully vested, and otherwise free of any forfeiture provisions or other restrictions imposed under the documents evidencing such awards, except for any restrictions or limitations imposed by applicable state and federal securities laws and regulations.

     Furthermore, in the event the Company's Market Capitalization exceeds $150 million or there is a change in control of the Company, the vesting of all Restricted Stock and stock options awarded to Mr. Bartling will be accelerated.

     The Bartling Employment Agreement and related Award Agreements were amended to permit Mr. Bartling to defer the receipt of all shares of the Company's Common Stock which would otherwise be payable to him under the terms of the

Bartling Employment Agreement and the related Award Agreements. Pursuant to these amendments made in conjunction with the adoption of the Cardinal Realty Services, Inc. Executive Deferred Compensation Plan, all such shares of Common Stock have been or will be issued for the benefit of Mr. Bartling to The Provident Bank as Trustee (the "Trustee") of the Cardinal Realty Services, Inc. Executive Deferred Compensation Rabbi Trust.

     The Bartling Employment Agreement has been further amended effective as of January 1, 1997 to increase Mr. Bartling's base salary to $340,000; $298,750 of which is payable in cash and the balance is payable in the form of 2,000 shares of the Company's Common Stock (valued at $20.625 per share, being the closing price of the Company's Common Stock on December 31, 1996) issuable to the Trustee for Mr. Bartling's benefit.

     Mark D. Thompson Employment Agreement
     -------------------------------------

     The Company and Mr. Thompson entered into an employment agreement, dated as of April 1, 1996 (the "Thompson Employment Agreement") for an original term through April 14, 1997 and an annual base salary of $175,000 ("Thompson's Base Salary"), plus bonuses under the Company's Incentive Compensation Plan for its 1996 fiscal year, under which Mr. Thompson will receive a cash bonus of up to 60% of Thompson's Base Salary based on incremental increases in the Company's Adjusted EBITDA from the previous fiscal year's Adjusted EBITDA.

     Under the terms of the Thompson Employment Agreement and the Incentive Equity Plan, the Company granted Mr. Thompson 7,500 shares of Restricted Stock (see footnote 11 of the Summary Compensation Table), (ii) the right to receive up to 9,000 deferred shares of Restricted Stock (see footnote 2 of the Long-Term Incentive Plans Table), (iii) one share of the Company's Common Stock, at no additional cost to him, for each share of the Company's Common Stock purchased by Mr. Thompson in 1996 up to a maximum of 5,000 shares (the "Thompson Matching Shares"), and (iv) options to purchase 12,500 shares of the Company's Common Stock (see footnote 2 of the Stock Options Grants Table).

     The Thompson Employment Agreement was amended effective as of December 20, 1996 to provide that Mr. Thompson could elect to receive shares of the Company's Common Stock in lieu of his cash bonus earned in 1996. Shares of Common Stock made subject to such election would be valued at the December 31, 1996 closing price for the Company's Common Stock. Such amendment further provided that any such shares which Mr. Thompson might elect to receive in lieu of his cash bonus earned for 1996 would qualify for the grant of the 2,500 Thompson Matching Shares not yet awarded to Mr. Thompson as of such date. In March, 1997, Mr. Thompson elected to receive 3,772 shares in lieu of a portion of his 1996 cash bonus (see footnote 8 of the Summary Compensation Table). Accordingly, pursuant to Mr. Thompson's election, Mr. Thompson was entitled to receive the balance of the 2,500 Thompson Matching Shares not yet awarded to him as of such date.

     Upon termination of Mr. Thompson's employment without cause, Mr. Thompson would be entitled to receive: (i) any of Thompson's Base Salary, and any other benefits due him under the Thompson Employment Agreement, payable for the remaining period of the original term, if any, plus the immediately succeeding nine months; (ii) a prorated portion of the cash bonus, if any, applicable to the fiscal year in which such termination without cause occurs; and (iii) all of the shares of Restricted Stock (other than those shares of Restricted Stock based on Market Capitalization which have not theretofore vested) and stock options, fully vested, and otherwise free of any forfeiture provisions or other restrictions imposed under the documents evidencing such awards, except for any restrictions or limitations imposed by applicable state and federal securities laws and regulations.

     Furthermore,  in the event the Company's Market Capitalization exceeds $150
million or there is a  change in control of the  Company,   the   vesting of all
Restricted Stock and stock options awarded to Mr. Thompson will be accelerated.

     The Thompson Employment Agreement and related Award Agreements were amended to permit Mr. Thompson to defer the receipt of all shares of the Company's Common Stock which would otherwise be payable to him under the terms of the Thompson Employment Agreement and the related Award Agreements. Pursuant to these amendments made in conjunction with the adoption of the Cardinal Realty Services, Inc. Executive Deferred Compensation Plan, all such shares of Common Stock have been or will be issued for the benefit of Mr. Thompson to The Provident Bank as Trustee (the "Trustee") of the Cardinal Realty Services, Inc. Executive Deferred Compensation Rabbi Trust.

     The Thompson Employment Agreement has been further amended effective as of January 1, 1997 to increase Mr. Thompson's base salary to $230,000, of which $200,000 is payable in cash and the balance is payable in the form of 1,455 shares of the Company's Common Stock (valued at $20.625 per share, being the closing price of the Company's Common Stock on December 31, 1996) issuable to the Trustee for Mr. Thompson's benefit.

     Paul R. Selid Employment Agreement
     ----------------------------------

     The Company and Mr. Selid entered into an employment agreement, dated as of April 15, 1996 (the "Selid Employment Agreement") for an original term through April 14, 1997 and an annual base salary of $125,000 ("Selid's Base Salary"), plus bonuses under the Company's Incentive Compensation Plan for its 1996 fiscal year, under which Mr. Selid will receive a cash bonus of up to 60% of Selid's Base Salary based on incremental increases in the Company's return on investment percentage ("ROI") from the previous fiscal year's ROI.

     Under the terms of the Selid Employment Agreement and the Incentive Equity Plan, the Company granted Mr. Selid (i) the right to receive up to 9,000 deferred shares of Restricted Stock (see footnote 2 of the Long-Term Incentive Plans Table), (ii) one share of the Company's Common Stock, at no additional cost to him, for each share of the Company's Common Stock purchased by Mr. Selid in 1996 up to a maximum of 2,500 shares (the "Selid Matching Shares"), and (iii) options to purchase 12,500 shares of the Company's Common Stock (see footnote 3 of the Stock Options Grants Table).

     The Selid Employment Agreement was amended effective as of December 20, 1996 to provide that Mr. Selid could elect to receive shares of the Company's Common Stock in lieu of his cash bonus earned in 1996. Shares of Common Stock made subject to such election would be valued at the December 31, 1996 closing price for the Company's Common Stock. Such amendment further provided that any such shares which Mr. Selid might elect to receive in lieu of his cash bonus earned for 1996 would qualify for the grant of the 1,250 Selid Matching Shares not yet awarded to Mr. Selid as of such date. In March, 1997, Mr. Selid elected to receive 2,304 shares in lieu of a portion of his 1996 cash bonus (see footnote 15 of the Summary Compensation Table). Accordingly, pursuant to Mr. Selid's election, Mr. Selid was entitled to receive the balance of the 1,250 Selid Matching Shares not yet awarded to him as of such date.

     Upon termination of Mr. Selid's employment without cause, Mr. Selid would be entitled to receive: (i) any of Selid's Base Salary, and any other benefits due him under the Selid Employment Agreement, payable for the remaining period of the original term, if any, plus the immediately succeeding nine months; (ii) a prorated portion of the cash bonus, if any, applicable to the fiscal year in which such termination without cause occurs; and (iii) all of the stock options, fully vested, and otherwise free of any forfeiture provisions or other restrictions imposed under the documents evidencing such awards, except for any restrictions or limitations imposed by applicable state and federal securities laws and regulations.

     Furthermore, in the event the Company's Market Capitalization exceeds $150 million or there is a change in control of the Company, the vesting of all Restricted Stock and stock options awarded to Mr. Selid will be accelerated.

     The Selid Employment Agreement and related Award Agreements were amended to permit Mr. Selid to defer the receipt of all shares of the Company's Common Stock which would otherwise be payable to him under the terms of the Selid Employment Agreement and the related Award Agreements. Pursuant to these amendments made in conjunction with the adoption of the Cardinal Realty Services, Inc. Executive Deferred Compensation Plan, all such shares of Common Stock have been or will be issued for the benefit of Mr. Selid to The Provident Bank as Trustee of the Cardinal Realty Services, Inc. Executive Deferred Compensation Rabbi Trust.

     Termination of Employment of Certain Executive Officers
     -------------------------------------------------------

     Michael F. Carbone resigned as Vice President and Chief Financial Officer of the Company effective as of January 16, 1996 and entered into a Severance Agreement and Mutual Release (the "Carbone Severance Agreement") and a consulting agreement (the "Carbone Consulting Agreement") each dated as of January 16, 1996. The Carbone Severance Agreement provided that Mr. Carbone would receive (i) regular payments of base annual compensation through December

31, 1996; (ii) a cash bonus equal to 50% of his annual base salary (being a cash payment of $102,952.50); and (iii) an additional cash bonus in the amount of $325,000 in compromise of any and all disputes regarding cash bonuses earned or to be earned for fiscal years 1995 and 1996. In addition, in consideration of Mr. Carbone's release of any and all claims against the Company, his irrevocable proxy and covenants of confidentiality and cooperation, Mr. Carbone received a cash payment of $102,952.50 and a tax loan to cover his income tax obligations incurred as a result of the exercise of his stock options. The Carbone
Consulting Agreement provides that Mr. Carbone will provide financial and business consulting services as requested by the Company for up to 12 hours per month during the one year period beginning June 1, 1996 and in consideration therefor, Mr. Carbone received a payment in the amount of $150,000. The Carbone Consulting Agreement also provides that Mr. Carbone will be entitled to an incentive fee (at market rates to be agreed upon between the Company and Mr. Carbone) in consideration for any financings obtained by the Company from financing sources solicited by Mr. Carbone on the Company's behalf; provided that the financings are completed within one year following the completion of the term of consulting services. In consideration of the Carbone Consulting and Carbone Severance Agreements, Mr. Carbone granted the Company's nominees an irrevocable proxy for the voting of all shares of the Company's Common Stock held by him over a specified period of time ending not later than July 1, 1999, or if later, the date of final adjournment of the Company's 1999 annual shareholders meeting.

     David P. Blackmore resigned as Chief Financial Officer and Executive Vice President of the Company effective October 31, 1996 and entered into a Severance Agreement and Mutual Release (the "Blackmore Severance Agreement") and a
Consulting Agreement (the "Blackmore Consulting Agreement") with the Company each dated as of September 4, 1996. The Blackmore Severance Agreement provided that Mr. Blackmore would receive (i) a payment in the amount of $112,500 payable over nine months representing a bonus for Mr. Blackmore's prior services as an executive officer of the Company, (ii) 83 1/3% of the cash bonus and stock bonus he would otherwise have been entitled to receive pursuant to the Company's 1996 Incentive Compensation Plan (which, based upon the Company's fiscal year 1996 results amounted to $37,338 in cash and 2,263 shares of Common Stock valued at $20.625 per share), (iii) an award of an additional 2,000 shares of Common Stock issued in conjunction with the payment of the cash bonus and stock bonus and
(iv) executive outplacement services and certain other benefits. The Blackmore Consulting Agreement provided that Mr. Blackmore would receive the sum of $50,000 either in a lump sum or payable over nine months, which amount is being paid over nine months. In consideration of the Blackmore Severance and Blackmore Consulting Agreements, Mr. Blackmore granted the Company's nominees an irrevocable proxy for the voting of all shares of the Company's Common Stock held by him over a specified period of time ending not later than July 1, 1999, or if later, the date of final adjournment of the Company's 1999 annual shareholders meeting. The Company also agreed to provide Mr. Blackmore with a tax loan to cover his tax obligations incurred as a result of the exercise of his stock options.

     The Company currently maintains a policy of providing its executive officers with nine months of their base salary in the event of a termination of their employment without cause.

     (g) COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The following Report of the Compensation Committee and the Performance Graph included in this Form 10-K shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates this Report or the Performance Graph by reference therein, and shall not be deemed soliciting material or otherwise deemed filed under either of such Acts.

     The Compensation Committee administers the Company's various compensation plans and reviews and recommends to the Board of Directors compensation levels for executive officers, evaluates executive management's performance and considers executive management succession and related matters. The Compensation Committee is composed exclusively of independent, non-employee directors.

     Philosophy of Compensation Committee

     The Compensation Committee believes that executive compensation should reflect the value created for the Company's shareholders while supporting the Company's long-term strategic goals. It is the belief of the Compensation Committee that executive compensation should serve to:

     o reward individuals for significant contribution to the Company's success;
     o align the interests of executives with those of the Company's long-term investors;
     o    retain, motivate and attract qualified executives; and
     o provide incentives to executives to achieve strategic objectives in a manner consistent with the Company's values.

Executive Officer Compensation

     Individual executive officer compensation consists of three components: base salary, annual cash and stock incentive bonuses and long-term equity incentives. Each component will be discussed below.

     In 1996, the Company through the efforts of its Chief Executive Officer and the Compensation Committee, retained an entirely new group of executive officers, some of whom were newly hired by the Company and others of whom received promotions based upon their prior superior performance in non-executive officer positions with the Company. In 1996, the Company also accepted the resignations of, and negotiated severance agreements with, all former executive officers (other than its Chief Executive Officer whose term of employment commenced only on December 1, 1995). In addition, in 1996 the Company acquired Lexford Properties which now, as the Company's wholly owned subsidiary, performs all of the Company's fee based property management services. An integral part of the negotiation of the Company's acquisition of Lexford Properties was the structuring negotiation and documentation of terms of employment between Lexford Properties, Inc. and the former equity owners of Lexford Properties engaged in the active management of that entity, including, without limitation, Patrick M. Holder who is now an executive officer of the Company. In determining the annual salaries of each new executive officer and significant employee retained or promoted during 1996, the Compensation Committee retained a nationally recognized executive compensation and benefits consultant in order to obtain and benefit from its advice and assistance concerning appropriate levels of executive compensation and information regarding compensation trends and levels of compensation paid by comparable companies participating in the multi-family residential real estate industry generally. The Compensation Committee met several times in 1996 and thoroughly deliberated the complete compensation packages payable to each such newly retained or promoted executive officer and significant employee.

     Salaries for executive officers are reviewed by the Compensation Committee on an annual basis and may be increased based on (a) individual performance and contribution and (b) increases in competitive pay levels.

     The Compensation Committee believes that the compensation packages agreed to with its executive officers and other significant employees genuinely preserves its philosophical objectives by placing significant emphasis on the latter two components of the Compensation Committee's stated compensation components, namely, annual cash and stock incentive bonus and long term equity incentives. In this regard, the Company's compensation arrangements are weighted heavily towards incentive bonuses based upon the Company's financial performance measured in terms of its earnings before interest, taxes, depreciation, and amortization without regard to extraordinary gains or losses ("Adjusted EBITDA") and awards of restricted stock which will vest on the basis of growth in the Company's market capitalization. It should be noted that the Compensation Committee, in consultation with the full Board, the Company's Chief Executive and Financial Officers and industry analysts, continued to refine the best measure of the Company's growth in financial results from period to period during 1996. The Company announced the results of these deliberations in its Form 10-Q for the nine months ended September 30, 1996 by stating that Adjusted EBITDA represented, in the Company's view, the best measure of recurring financial performance from period to period. These analyses and definitive results represented in the opinion of the Compensation Committee, the full Board and Company's management, a definitive departure from emphasizing non-recurring gains and income from the sale of non-core assets thereby re-defining the Company as a growth company with the goal of expanding its business, operations, revenues, assets and profits. In addition, in 1996, the Compensation Committee continued its expanding emphasis on stressing compensation of management in the form of management's equity ownership in the Company as the best means of aligning the long-term goals of management with the long-terms goals of the Company's shareholders. A significant portion of management's compensation takes the form of equity ownership in the Company. In this way, the Compensation Committee believes that Mr. Bartling's Chief Executive Officer compensation package and the compensation packages of the Company's other executive officers implements its goal of aligning his interests with those of the Company's long-term investors.

     The Compensation Committee has confirmed that all base salaries for the Company's executive officers, including Mr. Bartling's base compensation, are reasonable and competitive, based upon the surveys compiled by management, as well as the advice and consultation of the representatives of the consulting firm.

Management Incentive Plan

     Annual bonuses for the executive officers on account of the Company's 1996 fiscal year were governed by the Company's 1996 Incentive Compensation Plan (the "Incentive Compensation Plan"), which was specifically designed to link executive compensation to the Company's achieving certain operating goals and exceeding certain projected increases in specific financial measures applicable to the specific role in which each executive officer (and each other employee of the Company participating in the Incentive Compensation Plan) is engaged. The financial measures include Adjusted EBIDTA for the Company's Chief Executive Officer and senior financial and legal officers, net income from property management for the Company's property management employees, and return on equity for the Company's Investment Management division employees (i.e., those employees committed to maximizing the Company's return on its investments in real property assets). Under the terms of the Incentive Compensation Plan, upon achieving increases in the designated financial performance measure when compared to the Company's 1995 results, the executive officers and other participating employees are entitled to certain cash and stock awards.

     As discussed above and disclosed elsewhere in this Form 10-K, a significant part of Mr. Bartling's compensation package includes the award of the aggregate of 42,500 shares of restricted stock which will vest in part based upon Mr. Bartling's continued employment and in part upon increases in the Company's market capitalization as well as the award of stock options and matching stock. These awards were provided for in Mr. Bartling's Employment Agreement, which became effective on December 1, 1995, while the shares of restricted stock as well as the stock option award were issued on April 5, 1996. Similar awards, albeit in lesser amounts, were granted to the Company's new Executive Vice President and Chief Financial Officer and Senior Vice President when such executive officers were retained in April 1996.

Deductibility

     The Company intends, to the extent practicable, to preserve the deductibility under the Internal Revenue Code of compensation paid to its executive officers, while maintaining compensation programs that will attract and retain its executives in a competitive environment; provided, that, in light of the Company's ability to offset current income taxes through the utilization of net operating loss carry forwards and passive activity loss carry forwards, the Compensation Committee will consider facilitating executives' ability to defer taxable incentive compensation (thereby also deferring, but not reducing, the Company's deductibility of such items). In keeping with this philosophy to provide for maximizing compensation payable in the form of the Company's Common Stock, as well as to provide its executives with the ability to defer taxable incentive compensation, the Company adopted its Executive Deferred Compensation Plan and Executive Deferred Compensation Rabbi Trust in 1996. Pursuant to the Executive Deferred Compensation Plan, the Company's highly compensated executive officers can elect to direct the Company to issue any shares of the Company's Common Stock to The Provident Bank, as Trustee under the Executive Deferred Compensation Rabbi Trust, rather than directly to the employee otherwise entitled to receive the shares of Common Stock, thereby deferring the recognition of taxable income for federal income tax purposes. The Company believes that, for the foreseeable future, this practice will not otherwise result in increased income tax liability to the Company due to the availability of net operating and passive activity loss carry forwards for federal income tax purposes.

Conclusion

     In conclusion, the Compensation Committee will enable the Company to retain highly qualified executive management and motivate its officers with respect to the attainment of important goals and objectives. The Compensation Committee believes the focus on Common Stock ownership by the executive officers and other long-term stock programs has aligned and will continue to align the interests of management with the interests of shareholders of the Company. The Compensation Committee further believes that its continuing efforts to refine the best measures of the Company's long-term growth and improving financial results are reflected in the terms of the 1996 Incentive Compensation Plan and will continue to be reflected in future management incentive programs.

     The Compensation Committee of the Board of Directors

         Glenn C. Pollack, Chairman
         George R.  Oberer, Sr.
         Gerald E.  Wedren

(h) PERFORMANCE GRAPH

     The graph below compares the cumulative total shareholder return on the Company's Common Stock, to that of the Dow Jones Real Estate Investment Index and the Dow Jones Market Index. In calculating cumulative total shareholder return, reinvestment of dividends is assumed. This graph is shown for the four full fiscal years in which the Company's Common Stock (Nasdaq: CRSI) has been registered under the Securities Exchange Act of 1934, as amended. [GRAPHIC OMITTED]

                             VALUE OF $100 INVESTED AT 12/31/92
--------------------------------------------------------------------------------
                      | 12/31/92 | 12/31/93 | 12/31/94  |  12/31/95  | 12/31/96
----------------------|----------|----------|-----------|------------|----------
CRSI Market Value     |    100   |   250    |   350     |    583     |   687
----------------------|----------|----------|-----------|------------|----------
Dow Jones Real Estate |    100   |   112    |   103     |    121     |   150
----------------------|----------|----------|-----------|------------|----------
Dow Jones Equity Mkt  |    100   |   107    |   104     |    139     |   167
--------------------------------------------------------------------------------

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

                      SECURITY OWNERSHIP OF CERTAIN PERSONS

     On March 26, 1997, the Company had outstanding 4,445,531 shares of Common Stock. The following table sets forth the information as of March 26, 1997 regarding Common Stock owned beneficially by (a) each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (b) each director of the Company and executive officer named in the Summary Compensation table above and (c) all present executive officers and directors of the Company as a group.

                                                    AMOUNT AND
                                                     NATURE OF
               NAME AND ADDRESS OF                   BENEFICIAL            PERCENTAGE OF
                 BENEFICIAL OWNER                  OWNERSHIP(1)           COMMON STOCK(1)
---------------------------------------------  ------------------------  ----------------

Bank of America National                            513,929                 11.56%
   Trust & Savings Association
333 South Hope Street
Los Angeles, CA  90071

Directors and Executive Officers  Named
in "Summary Compensation Table"

 John B. Bartling, Jr.                               64,940  (2)             1.46%

 Mark D. Thompson                                    33,181  (3)               *

 Paul R. Selid                                       19,372  (4)               *

 Michele R.  Souder                                   4,185  (5)               *

 Ronald P.  Koegler                                   6,399  (6)               *

 David P.  Blackmore                                 41,914  (7)               *

 Michael F.  Carbone                                 50,726  (8)             1.14%

 Robert V. Gothier, Sr.                              14,185  (9)(10)           *

 Joseph E. Madigan                                   15,079  (9)(11)           *

 George J. Neilan                                    10,962  (9)(12)           *

 George R. Oberer, Sr.                               31,579  (9)(13)           *

 Glenn C. Pollack                                    14,302  (9)(14)           *

 H. Jeffrey Schwartz                                 21,945  (9)(15)           *

 Gerald E. Wedren                                    11,291  (9)(16)           *

 Robert J. Weiler                                    47,589  (9)(17)         1.07%

 All present executive officers and directors       472,000  (18)           10.41%
 of the Company as a group (15 persons not
 including Messrs. Blackmore and Carbone)

------------------
* Less than one percent (1%)



(1) The shares and percentages of Common Stock indicated in the table are based on 4,445,531 issued and outstanding shares of Common Stock; provided, however, that in the event that the number of shares beneficially owned by a named individual or group includes the shares as to which the named person or group has the right to acquire beneficial ownership on or before May 25, 1997, then in such event, in calculating the percentages shown, the number of the Company's issued and outstanding shares of Common Stock is increased by a similar number of shares.

(2) Mr. Bartling received awards of restricted Common Stock in the aggregate of 54,440 shares under his Employment Agreement and related Award Agreements with the Company (see footnotes 2 and 3 to the Summary Compensation Table and footnote 1 to the Long-Term Incentive Plans Table). This amount also includes 10,000 shares purchased by Mr. Bartling. This amount also includes 500 shares of Common Stock to be granted to Mr. Bartling for the first quarter of the 1997 fiscal year in lieu of an increase in base compensation, which is calculated based on the closing price of the Common Stock on December 31, 1996, which was $20.625.

(3) Mr. Thompson received awards of restricted Common Stock in the aggregate of 25,681 shares under the his Employment Agreement and related Award Agreements with the Company (see footnotes 10 and 11 to the Summary Compensation Table and footnote 2 to the Long-Term Incentive Plans Table). This amount includes 5,000 shares purchased by Mr. Thompson. This amount also includes 364 shares of Common Stock to be granted to Mr. Thompson for the first quarter of the 1997 fiscal year in lieu of an increase in base compensation, which is calculated based on the closing price of the Common Stock on December 31, 1996, which was $20.625. This amount also includes 2,500 currently exercisable shares subject to an option to purchase 12,500 shares which vests over five years.

(4) Mr. Selid received awards of restricted Common Stock in the aggregate of 14,372 shares under the Incentive Equity Plan (see footnote 16 to the Summary Compensation Table and footnote 2 to the Long-Term Incentive Plans Table). This amount includes 2,500 shares purchased by Mr. Selid. This amount also includes 2,500 currently exercisable shares subject to an option to purchase 12,500 shares which vests over five years.

(5) Ms. Souder received awards of restricted Common Stock in the aggregate of 4,000 shares under the Incentive Equity Plan (see footnote 24 to the Summary Compensation Table). This amount also includes 185 shares of Common Stock to be granted to Ms. Souder for the first quarter of the 1997 fiscal year in lieu of an increase in base compensation, which is calculated based on the closing price of the Common Stock on December 31, 1996, which was $20.625.

(6) Mr. Koegler received 5,510 shares of Restricted Stock under the Incentive Equity Plan, 4,500 shares of which are currently exercisable. Mr. Koegler received a currently exercisable option to purchase 1,355 shares of Common Stock pursuant to the Trustee's Second Employee Retention Plan which was approved by the Bankruptcy Court during the Company's bankruptcy proceedings. Mr. Koegler's account is allocated with approximately 343 shares of Common Stock pursuant to his participation in the Company's 401(k) Plan. This amount also includes 121 shares of Common Stock to be granted to Mr. Koegler for the first quarter of the 1997 fiscal year in lieu of an increase in base compensation, which is calculated based on the closing price of the Common Stock on December 31, 1996, which was $20.625.

(7) Mr. Blackmore received 24,061 shares of Restricted Stock, which has vested under the Incentive Equity Plan. Mr. Blackmore also received an award of deferred Common Stock (the "Deferred Stock") under the Incentive Equity Plan of 7,619 shares, contingent upon (i) the average price per share of the Common Stock during the six-month period from March 11, 1995 to September 11, 1995 being at least $3.93 and (ii) Mr. Blackmore being in the employ of the Company on September 11, 1995. The Compensation Committee of the Board of Directors accelerated the vesting of the Deferred Stock and such shares were issued to Mr. Blackmore on January 18, 1995. Mr. Blackmore also received stock option grants of 4,378 shares pursuant to the Trustee's Second Employee Retention Plan which was approved by the Bankruptcy Court during the Company's bankruptcy proceedings. Mr. Blackmore exercised such option and retained these shares. Mr. Blackmore has been attributed with 1,758 shares of Common Stock pursuant to his participation in the Company's 401(k) plan. Mr. Blackmore also received 535 shares for an unsecured Claim under the Plan of Reorganization. Mr. Blackmore purchased 1,300 shares of Common Stock in April 1995. Mr. Blackmore sold 2,000 shares in January 1997. Mr. Blackmore has been attributed with 4,263 shares which he is to receive pursuant to his Severance Agreement and Mutual Release with the Company.



(8) Mr. Carbone, the Company's former Chief Financial Officer and Vice President, received an award of restricted Common Stock (the "Restricted Stock") equal to 0.75% of the Company's Total Committed Equity under the Incentive Equity Plan, estimated to be 30,076 shares of Restricted Stock. Mr. Carbone received an award of deferred Common Stock (the "Deferred Stock") equal to 0.04% of the Company's Total Committed Equity under the Incentive Equity Plan, estimated to be 1,604 shares, contingent upon (i) the average price per share of the Common Stock during the six-month period from March 11, 1995 to September 11, 1995 being at least $3.93 and (ii) Mr. Carbone being in the employ of the Company on September 11, 1995. The Compensation Committee of the Board of Directors accelerated the vesting of the Deferred Stock and such shares were issued to Mr. Carbone on January 18, 1995. Mr. Carbone has been attributed with 2,288 shares of Common Stock pursuant to his participation in the Company's 401(k) Savings Plan in which the Company matches a portion of an employee's contribution. InnVestors Limited, of which Mr. Carbone was President and is a shareholder, received 14,758 shares of Common Stock for an unsecured Claim under the Plan of Reorganization. Mr. Carbone also purchased 2,000 shares of Common Stock.

(9) Each non-employee director of the Company was granted a stock option to purchase 7,500 shares of Common Stock equal to 0.1875% of the Company's Total Committed Equity. The options are exercisable to the extent of 10% of the shares of Common Stock covered by the grant after the optionee has served continuously as a director of the Company for six months and to the extent of an additional 10% of such shares after each of the next nine successive six month periods of continuous service; therefore, 6,750 shares of Common Stock underlying this stock option are attributable to each non-employee director (except Mr. Gothier, who has exercised his option to purchase 3,750 shares, leaving an option to purchase 3,000 shares exercisable within 60 days), because such shares will be exercisable within 60 days based on the commencement of each director's term on September 11, 1992. In addition, on December 1, 1995, each director was granted an option to purchase 2,000 shares of Common Stock, with an exercise price equal to $17.25 and a vesting period of the earlier of one year or the period from the date of the grant to the next annual meeting of shareholders. On May 23, 1996, each director was granted an option to purchase 2,000 shares of Common Stock, with an exercise price of $21.25 and a vesting period of the earlier of one year or the period from the date of the grant to the next annual meeting of shareholders. All such shares underlying the foregoing options are attributed to each non-employee director because such shares are exercisable or will be exercisable within 60 days.

(10) This amount includes (a) 300 shares of Common Stock purchased by Mr. Gothier through his Individual Retirement Account, (b) 2,375 shares of Common Stock purchased by RVG Management and Development Company, of which Mr. Gothier is President and a shareholder, (c) 760 shares of restricted Common Stock granted to Mr. Gothier pursuant to his participation in the Company's Non-Employee Director Restricted Stock Plan, in which he received such shares in lieu of director's fees and (d) 3,750 shares purchased by Mr. Gothier through the exercise of a stock option.

(11) Mr. Madigan received an award of restricted Common Stock on December 1, 1995 and December 1, 1996 (the "1996 Award"), each in the amount of 2,000 shares under the Incentive Equity Plan, each of which will vest equally over a three year period from the date of grant. Mr. Madigan elected to defer the receipt of the shares subject to the 1996 Award, which were instead issued to the Cardinal Realty Service, Inc. Executive Deferred Compensation Rabbi Trust. This amount also includes 329 shares of restricted Common Stock granted to Mr. Madigan pursuant to his participation in the Company's Non-Employee Director Restricted Stock Plan, in which he received such shares in lieu of director's fees.

(12) This amount includes 212 shares of restricted Common Stock granted to Mr. Neilan pursuant to his participation in the Company's Non-Employee Director Restricted Stock Plan, in which he received such shares in lieu of director's fees.

(13) This amount includes (a) 5,788 shares of Common Stock received by Oberer Development Company, of which Mr. Oberer is President and a shareholder, for an unsecured claim under the Company's Plan of Reorganization, (b) 14,000 shares of Common Stock held by Mr. Oberer, individually, and (c) 1,041 shares of restricted Common Stock granted to Mr. Oberer pursuant to his participation in the Company's Non-Employee Director Restricted Stock Plan, in which he received such shares in lieu of director's fees.

(14) This amount includes (a) 2,500 shares of Common Stock held by Mr. Pollack, individually, and (b) 1,052 shares of restricted Common Stock granted to Mr. Pollack pursuant to his participation in the Company's Non-Employee Director Restricted Stock Plan, in which he received such shares in lieu of director's fees.



(15) This amount includes (a) 10,000 shares of Common Stock held by Mr. Schwartz, individually, and (b) 1,195 shares of restricted Common Stock granted to Mr. Schwartz pursuant to his participation in the Company's Non-Employee Director Restricted Stock Plan, in which he received such shares in lieu of director's fees.

(16) This amount includes 541 shares of restricted Common Stock granted to Mr. Wedren pursuant to his participation in the Company's Non-Employee Director Restricted Stock Plan, in which he received such shares in lieu of director's fees.

(17) This amount includes (a) 36,000 shares of Common Stock held by Mr. Weiler's wife and (b) 839 shares of restricted Common Stock granted to Mr. Weiler pursuant to his participation in the Company's Non-Employee Director Restricted Stock Plan, in which he received such shares in lieu of director's fees.

(18) This amount includes shares individually held by the directors and executive officers listed in this chart excluding Messrs. Blackmore and Carbone, former executive officers. This amount also includes shares held by or attributed to Patrick M. Holder and Michael F. Sosh, executive officers of the Company. Mr. Holder received 175,000 shares of Restricted Stock in connection with the Company's acquisition of Lexford Properties, of which 125,000 shares are subject to forfeiture if the Company's net income from property management operations does not achieve certain specified increases during the three full fiscal years ending with the Company's 1999 fiscal year.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Joseph E. Madigan, Chairman of the Company's Board of Directors, received a retainer in 1996 of $4,000 per month (which amount was increased in December 1996 to $5,000 per month). Mr. Madigan also received in December 1996, and will receive annually during his tenure as chairman, an award of 2,000 shares of restricted Common Stock, one-third of which shares vest annually over a three year period.

     H. Jeffrey Schwartz, director of the Company, is a partner in the law firm of Benesch, Friedlander, Coplan & Aronoff LLP, which serves as outside legal counsel to the Company.

     Robert J. Weiler, a director of the Company, is a principal of Americana Investment Company, the lessor of the building housing the Company's principal executive offices. Mr. Weiler did not participate in the Company's decision to relocate to the headquarters or in the lease negotiations. Management believes that the lease terms for the Company's executive offices are competitive with commercial lease rates in the Columbus, Ohio market. The annual lease payments are as follows:

    1997 (thru 10/31)          $282,580                       ($6.50/sq.ft.)

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

     (a)  Documents filed as part of this report:

          1. Financial Statements: The Audited Consolidated Balance Sheets of the Company and Subsidiaries as of December 31, 1996 and 1995, and the related Consolidated Statements of Income, Shareholders'

               Equity and Cash Flows of the Company and Subsidiaries for the years ended December 31, 1996, 1995 and 1994.

          2. Consolidated Financial Statement Schedules: (See the financial statement schedules listed on Index to Consolidated Financial Statement Schedules on Page F-1 of this report).

          3.   Exhibits:

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

           (a)  Documents filed as part of this report:

                1.   Financial Statements: The Audited
                     Consolidated Balance Sheets of the Company and Subsidiaries as of December 31, 1996 and 1995, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows of the Company and Subsidiaries for the years ended December 31, 1996, 1995 and 1994.

                2.   Consolidated Financial Statement Schedules:
                     (See the financial statement schedules
                     listed on Index to Consolidated Financial
                     Statement Schedules on Page F-1 of this
                     report).

                3.   Exhibits:

                                  EXHIBIT INDEX

EXHIBIT                                        SEQUENTIAL
 NO.              DESCRIPTION                     PAGE

  2.1    Third Amended Disclosure        Incorporated by
         Statement Pursuant to           reference to  Exhibit
         Section 1125 of Bankruptcy      2.1 to the
         Code to Accompany               Company's
         the Plan of Reorganization      Registration Statement
         of Jay Alix, Chapter            on Form 10 (the "Form
         11 Trustee for Cardinal         10")
         Industries, Inc. and its
         Substantively Consolidated
         Subsidiaries and
         Third Amended Plan of
         Reorganization of Jay
         Alix, Chapter 11 Trustee,
         for Cardinal Industries,
         Inc. and its Substantively
         Consolidated Subsidiaries

  2.2    Findings of Fact, Conclusions   Incorporated by
         of Law and Order Confirming     reference to  Exhibit
         Third Amended Plan of           2.2 to the Form 10
         Reorganization of Jay Alix,
         Chapter 11 Trustee,
         for Cardinal Industries,
         Inc. and its Substantively
         Consolidated Subsidiaries

  3.1    Amended and Restated Articles   Incorporated  by
         of Incorporation filed          reference to  Exhibit
         September 11, 1992 with the     3.1 to the Form 10
         Ohio Secretary of State
         of State

  3.2    Certificate of Amendment to     Incorporated  by
         the Articles of                 reference  to  Exhibit
         Incorporation filed October     3.2 to the Form 10
         27, 1992 with the
         Ohio Secretary of State

 3.3     Certificate of Amendment to     Incorporated by reference to Exhibit
         the Articles of                 3.3 to the Company's Annual Report
         Incorporation filed January     on Form 10-K for the fiscal year ended
         9, 1996 with the Ohio           December 31, 1995
         Secretary of State              (the "1995 Form 10-K")

  3.4    Amended Code of Regulations     Incorporated by reference to Exhibit
                                         3.3 to the Company's Annual Report on
                                         Form  10-K for the  fiscal  year  ended
                                         December 31, 1993 (the "1993 Form
                                         10-K")

  4.1    Form of Common Stock            Incorporated by reference to Exhibit
         Certificate                     4.1 to Form 10

EXHIBIT                                        SEQUENTIAL
 NO.              DESCRIPTION                     PAGE

 10.1    Loan and Security Agreement,    Incorporated by
         dated as of August              reference to Exhibit
         11, 1995, between The           10.1 to the 1995 Form
         Provident Bank and the          10-K
         Company and certain of its
         subsidiaries

 10.2    Cognovit Promissory  Note       Incorporated by
         dated August 11, 1995           reference to Exhibit
         in the amount of $22,000,000    10.2 to the 1995 Form
         issued by the                   10-K
         Company and certain of its
         subsidiaries in favor of
         The Provident Bank.

 10.3    Cognovit Promissory Note        Incorporated by
         dated August 11, 1995           reference to Exhibit
         in the amount of $3,000,000     10.3 to the 1995 Form
         issued by the Company           10-K
         and certain of its
         subsidiaries in favor of The
         Provident Bank.

 10.4    Cognovit Promissory Note        Incorporated by
         dated August 11, 1995           reference to Exhibit
         in the amount of $7,000,000     10.4 to the 1995 Form
         issued by the Company           10-K
         and certain of its
         subsidiaries in favor of The
         Provident Bank.

 10.5    Agreement for Modification      Incorporated by
         of Management                   reference to Exhibit
         Agreement dated as of August    10.5 to the 1995 Form
         11, 1995 among                  10-K
         Cardinal Apartment
         Management Group, Inc., the
         Company and certain of its
         subsidiaries

 10.6    Assignment of Management        Incorporated by
         Contracts dated August          reference to Exhibit
         11, 1995 between Cardinal       10.6 to the 1995 Form
         Apartment Management            10-K
         Group, Inc. and The
         Provident Bank

 10.7    Stock Pledge Agreement dated    Incorporated by
         August 11, 1995                 reference to Exhibit
         between Cardinal Realty         10.7 to the 1995 Form
         Services, Inc. and The          10-K
         Provident Bank

 10.8    Stock Pledge Agreement dated    Incorporated by
         August 11, 1995                 reference to Exhibit
         between Cardinal Industries     10.8 to the 1995 Form
         of Texas, Inc. and The          10-K
         Provident Bank

 10.9    Stock Pledge Agreement dated    Incorporated by
         August 11, 1995                 reference to Exhibit
         between Cardinal Industries     10.9 to the 1995 Form
         Development                     10-K
         Corporation and The
         Provident Bank

10.10    Stock Pledge Agreement dated    Incorporated  by
         August 11, 1995                 reference to Exhibit
         between Cardinal Realty         10.10 to the 1995
         Company and The                 Form 10-K
         Provident Bank

10.11    Limited Power of Attorney       Incorporated by
         dated August 11, 1995           reference to Exhibit
         by certain subsidiaries of      10.11 to the 1995
         the Company to the              Form 10-K
         Company

EXHIBIT                                        SEQUENTIAL
 NO.              DESCRIPTION                     PAGE

10.12    Limited Power of Attorney       Incorporated by
         dated August 11, 1995           reference to Exhibit
         by the Company and certain      10.12 to the 1995
         of its subsidiaries to          Form 10-K
         The Provident Bank

10.13    Waiver Agreement dated          Incorporated by
         August 11, 1995 among           reference to Exhibit
         The Provident Bank and the      10.13 to the 1995
         Company and certain             Form 10-K
         of its subsidiaries

10.14    Post Closing Agreement dated    Incorporated by
         as of August 11,                reference to Exhibit
         1995 among The Provident        10.14 to the 1995
         Bank and the Company            Form 10-K
         and certain of its
         subsidiaries

10.15    Form of Management Agreement    Incorporated by
         between Cardinal                reference to Exhibit
         Apartment Management Group,     10.10 to the Form 10
         Inc. and certain
         Properties

10.16    Form of Management Agreement    Incorporated by
         between Cardinal                reference to Exhibit
         Apartment Management Group,     10.16 to the 1995
         Inc. (which was                 Form 10-K
         merged with and into the
         Company) and certain of
         the Properties (as amended
         August 11, 1995)

10.17    Form of Partnership Asset       Incorporated by
         Management Agreement            reference to Exhibit
         between Cardinal Industries     10.11 to the Form 10
         Services Corporation
         and certain Properties

10.18    Form of Extended Partnership    Incorporated by
         Administration                  reference to Exhibit
         Agreement between Cardinal      10.12 to the Form 10
         Industries, Inc. and
         certain Properties

10.19    Form of Agreement for Tax       Incorporated by
         Appeal Services                 reference to Exhibit
         between the Company and         10.13 to the Form 10
         certain Properties

10.20    Asset Purchase Agreement        Incorporated by
         dated April 24, 1991,           reference to Exhibit
         among Economy Lodging           10.14 to the Form 10
         Systems, Inc., HMS
         Property Management Group,
         Inc., Cardinal
         Industries, Inc. and
         Cardinal Industries Services
         Corporation

10.21    Lease, dated September 24,      Incorporated by
         1992, between the               reference to Exhibit
         Company and the Americana       10.15 to the Form 10
         Investment Company

10.22    Term Lease Master Agreement     Incorporated by
         and Term Lease reference to     Exhibit
         Supplement, dated October 6,    10.16 to the Form 10
         1992, between the Company and
         IBM Credit Corporation

10.23    Bankruptcy  Court  Orders,      Incorporated  by
         entered  June  28,  1990        reference to Exhibit
         and July 27, 1990,  approving   10.17 to the Form 10
         Trustee's First Employee
         Retention Plan

10.24    Bankruptcy Court Order,         Incorporated by
         entered April 3, 1992,          reference to Exhibit
         approving Trustee's Second      10.18 to the Form 10
         Employee Retention
         Plan

10.25    Description of Cash Bonus       Incorporated by
         Plan of the Company             reference to Exhibit
                                         10.28 to the Form 10

10.26    1992  Incentive Equity  Plan    Incorporated by
         of the Company, as              reference to Exhibit
         amended (effective November     10.26 to the 1995
         30, 1995)                       Form 10-K

10.27    Tax  Obligation  Loan  Program  Incorporated by
         of the Company                  reference to Exhibit
                                         10.30 to the Form 10

10.28    Form of Deferred Shares         Incorporated by
         Agreement for Employees         reference to Exhibit
         of the Company                  10.31 to the Form 10

10.29    Form  of Restricted  Shares     Incorporated by
         Agreement for Key               reference to Exhibit
         Employees of the Company        10.32 to the Form 10

10.30    Form  of Restricted Shares      Incorporated by
         Agreement for Executive         reference to Exhibit
         Officers of the Company         10.33 to the Form 10

10.31    Form of Non-Qualified Stock     Incorporated by
         Option Agreement for            reference to Exhibit
         Participants in Trustee's       10.33 to the Form 10
         Employee Retention Plan

10.32    Form of Non-Qualified Stock     Incorporated by
         Option Agreement for            reference to Exhibit
         Non-Employee Directors          10.36 to the Form 10

10.33    Form of Indemnification         Incorporated by
         Agreement between the           reference to Exhibit
         Company and its officers and    10.37 to the Form 10
         directors

10.34    Undeliverable Distributions     Incorporated by
         Trust dated as of               reference to Exhibit
         September 11, 1992, between     10.38 to the Form 10
         The Company and
         James H. Bownas, Trustee

10.35    401(k) Plan of the Company      Incorporated by
                                         reference to Exhibit
                                         10.41 to the Form 10

10.36    Premium Finance Agreement       Incorporated by
         dated September 12,             reference to Exhibit
         1995 between the Company and    10.36 to the 1995
         Transamerica                    Form 10-K
         Insurance Finance Corporation

10.37    Premium Finance  Agreement      Incorporated by
         dated December 4, 1995          reference to Exhibit
         between the Company and         10.37 to the 1995
         First Premium                   Form 10-K
         Services, Inc.

10.38    Employment Agreement dated      Incorporated by
         as of December 1,               reference to Exhibit
         1995 between the Company and    10.38 to the 1995
         John B. Bartling,               Form 10-K
         Jr., President and Chief
         Executive Officer of the
         Company

10.39    Severance Agreement and         Filed as an Exhibit
         Mutual Release dated as         to this Form 10-K
         of September 4, 1996 between
         the Company and
         David P. Blackmore

10.40    Severance Agreement and         Filed as an Exhibit
         Mutual Release dated as         to this Form 10-K
         of January 16, 1996 between
         the Company and
         Michael F. Carbone

10.41    Assumption of Loan and          Filed as an Exhibit
         Security  Agreement dated       to this Form 10-K
         as of February 26, 1997
         between The  Provident
         Bank and
         Lexford Properties, Inc.

 11.1    Statement re: computation of    See Index to
         per share earnings              Financial Information -
                                         Note 1 in the Notes
                                         to Consolidated
                                         Financial Statements


 21.1    Subsidiaries of The Company     Filed as an Exhibit
                                         to the 1995 Form 10-K

  27     Financial Data Schedule         Filed as an Exhibit
                                         to this Form 10-K

  99     Individual Property             Filed as an Exhibit
         Financial Information           to this Form 10-K
         Summary

                                   SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 CARDINAL REALTY
                                 SERVICES, INC.
                                  (Registrant)

Date:  March 28,  1997       By: /s/ John B. Bartling, Jr.
                                     ----------------------
                                     John B. Bartling, Jr.,

                                     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                      Title                              Date
---------                      -----                              -----


/s/ Joseph E. Madigan          Chairman of the Board              March 28, 1997
-----------------------------
Joseph E. Madigan

/s/ John B. Bartling, Jr.      President, Chief Executive         March 28, 1997
-----------------------------  Officer and Director
John B. Bartling, Jr.

/s/ Mark D. Thompson           Executive Vice President and       March 28, 1997
-----------------------------  Chief Financial Officer
Mark D. Thompson

/s/ Ronald P. Koegler          Vice President and Controller      March 28, 1997
-----------------------------
Ronald P. Koegler

/s/ Robert V. Gothier, Sr.     Director                           March 28, 1997
-----------------------------
Robert V. Gothier, Sr.

/s/ George J. Neilan           Director                           March 28, 1997
-----------------------------
George J. Neilan

/s/ George R. Oberer, Sr.      Director                           March 28, 1997
-----------------------------
George R. Oberer, Sr.

/s/ Glenn C. Pollack           Director                           March 28, 1997
-----------------------------
Glenn C. Pollack

/s/ H. Jeffrey Schwartz        Director                           March 28, 1997
-----------------------------
H. Jeffrey Schwartz

/s/ Gerald E. Wedren           Director                           March 28, 1997
-----------------------------
Gerald E. Wedren

/s/ Robert J. Weiler           Director                           March 28, 1997
-----------------------------
Robert J. Weiler

     SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS FILED  PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


     No annual report or proxy materials have been sent to the Registrant's shareholders. An annual report and proxy materials are expected to be distributed on or about May 15, 1997 to shareholders of record on or about May 13, 1997.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




FINANCIAL STATEMENTS

Audited Financial Information - Cardinal Realty Services, Inc. and Subsidiaries

   Report of Independent Auditors............................................F-2

   Consolidated Balance Sheets at December 31, 1996 and 1995.................F-3

   Consolidated Statements of Income for the years ended
        December 31, 1996, 1995 and 1994 ....................................F-4

   Consolidated Statements of Shareholders' Equity for the
        years ended December 31, 1996, 1995 and 1994 ........................F-5

   Consolidated Statements of Cash Flows for the years ended
        December 31, 1996, 1995 and 1994 ..............................F-6 - F-7

   Notes to Consolidated Financial Statements.........................F-8 - F-32

   Consolidated Financial Statement Schedules:

        Schedule II - Valuation and Qualifying Accounts.....................F-33

        Schedule III - Real Estate and Accumulated Depreciation......F-34 - F-40

   All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or notes thereafter.

                         REPORT OF INDEPENDENT AUDITORS





Shareholders and Board of Directors
Cardinal Realty Services, Inc.


We have audited the accompanying consolidated balance sheets of Cardinal Realty Services, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardinal Realty Services, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The Consolidated Financial Statements for 1994 have been restated to reflect the changes with respect to income taxes as described in Note 1.


/s/ ERNST & YOUNG LLP

Columbus, Ohio
March 6, 1997

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                                                 1996                 1995
                                                                          ------------------   ------------------
                                  ASSETS
Wholly Owned Properties (Notes 2 and 5):
  Land....................................................................     $23,652,841          $24,082,635
  Building and Improvements...............................................     137,917,083          140,251,420
                                                                          ------------------   ------------------
                                                                               161,569,924          164,334,055
  Accumulated Depreciation................................................      (4,478,379)                   0
                                                                          ------------------   ------------------
                                                                               157,091,545          164,334,055

Interests in and Receivables from Syndicated Partnerships (Notes 3 and 14)      54,610,421           52,591,444

Cash....................................................................         3,593,121            2,751,986

Accounts Receivable, Affiliates ($4,089,328 and $3,935,466, net
  of an allowance of $2,034,290 and  $2,468,845, at December 31,
  1996 and 1995, respectively), Residents and Officers (Note 14)..........       5,044,603            5,088,478

Furniture, Fixtures and Other, Net .......................................       1,167,579            1,312,228
Funds Held in Escrow (Note 1).............................................      14,011,013            9,390,610
Prepaids and Other (Note 1)...............................................       9,849,497            3,930,099
                                                                          ------------------   ------------------
                                                                              $245,367,779         $239,398,900
                                                                          ==================   ==================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages, Term Debt and Other Notes Payable:
  Non Recourse Mortgages on Wholly Owned Properties (Note 5)..............    $148,056,017         $148,188,111
  Term Debt (Note 4)......................................................      15,118,048           20,470,205
  Other Notes Payable (Note 7) ...........................................         145,220            1,453,553
                                                                          ------------------   ------------------
                                                                               163,319,285          170,111,869

Accounts Payable..........................................................       1,560,749            1,350,641
Accrued Interest, Real Estate and Other Taxes.............................       4,023,310            4,532,148
Other Accrued Expenses....................................................       8,531,031            9,716,866
Other Liabilities (Note 8)................................................       5,424,226            2,441,282
                                                                          ------------------   ------------------
  Total Liabilities.......................................................     182,858,601          188,152,806
                                                                          ------------------   ------------------

Commitments and Contingencies (Notes  9, 10, 12)

Shareholders' Equity (Notes 1 and 9):
  Preferred Stock, 1,500,000 shares authorized, unissued..................               0                    0

  Common Stock, 13,500,000 shares authorized with no
    stated value, 3,892,600 and 3,603,160 shares issued and
    outstanding, at December 31, 1996 and 1995, respectively..............      29,122,547           29,122,547

  Additional Paid-in Capital..............................................      15,968,426            8,461,216
  Retained Earnings.......................................................      17,418,205           13,662,331
                                                                          ------------------   ------------------
                                                                                62,509,178           51,246,094
                                                                          ------------------   ------------------
                                                                              $245,367,779         $239,398,900
                                                                          ==================   ==================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                     1996               1995             1994
                                                                              ------------------- ------------------ ---------------
Revenues, primarily from Affiliates (Note 14):
   Rental and Other Revenues - Wholly Owned Properties (Note 2)...............       $41,276,684
   Fee Based..................................................................        13,651,042        $15,168,982     $15,278,518
   Interest, Principally from Syndicated Partnerships.........................         8,897,233          4,361,497       2,703,112
   Income from Disposal of Non-Core Assets-Net................................           962,761          3,408,379       3,189,067
   Other......................................................................           513,270            737,571       1,429,328
                                                                              ------------------- ------------------ ---------------
                                                                                      65,300,990         23,676,429      22,600,025
                                                                              ------------------- ------------------ ---------------

Expenses:
   Rental Operating ..........................................................        21,129,433
   Fee Based..................................................................         9,366,777          8,667,358       9,003,485
   Administration.............................................................         5,030,967          4,399,349       3,993,435
   Restructure Costs in 1996 and 1995, Tender Offer costs in 1994 (Note 11)...           242,899          1,537,073         977,266
   Interest - Wholly Owned Property Debt (Note 5).............................        14,131,780                  0               0
   Interest - Corporate Debt..................................................         1,098,333          1,522,087       1,643,368
   Depreciation and Amortization (Note 2).....................................         5,514,571            537,849         447,528
                                                                              ------------------- ------------------ ---------------
                                                                                      56,514,760         16,663,716      16,065,082
                                                                              ------------------- ------------------ ---------------

Income Before Income Taxes and Extraordinary Item.............................         8,786,230          7,012,713       6,534,943
Provision for Income Taxes (Notes 1 and 10):
   Credited to Additional Paid-in Capital.....................................         3,166,000          2,356,000       2,390,000
   Current....................................................................           250,000            364,000         201,000
                                                                              ------------------- ------------------ ---------------
Income Before Extraordinary Item..............................................         5,370,230          4,292,713       3,943,943

Extraordinary (Loss) / Gain, Net of Income Tax Benefit/(Provision) of
$1,015,000 in 1996 and ($510,000) and ($2,074,000), in 1995 and 1994,
respectively (Note 6).........................................................        (1,614,356)           804,022       3,155,901
                                                                              ------------------- ------------------ ---------------
Net Income....................................................................        $3,755,874         $5,096,735      $7,099,844
                                                                              =================== ================== ===============

Net Income per Common Share:
   Income before Extraordinary Item..........................................   $           1.37       $       1.11    $       1.02
   Extraordinary Item........................................................              (0.41)              0.21            0.82
                                                                              ------------------- ------------------ ---------------
   Net Income................................................................   $           0.96       $       1.32    $       1.84
                                                                              =================== ================== ===============
Weighted Average Common Shares Outstanding...................................          3,933,000          3,850,000       3,850,000
                                                                              =================== ================== ===============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       F-4

                                       69

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                               Common Stock
                                                         --------------------------
                                                                                      Additional      Retained
                                                           Shares        Amount     Paid-in Capital   Earnings         Total
                                                         ------------ ------------- --------------- -------------- ---------------
Balance, January 1, 1994 ..............................     2,383,414   $29,122,547      $1,096,000     $1,465,752     $31,684,299

  Shares issued in 1994, principally in connection with
  claims resolution process (Note 1) ..................     1,161,509

  Less:  Treasury shares issued to wholly owned
         partnerships and subsidiaries, and
         unclaimed shares related to bankruptcy claims
         (Note 1) .....................................      (136,296)

  Credit from utilization of pre-confirmation tax
  benefits (Note 10) ...................................                                  4,464,000                      4,464,000

  Net Income for the year ended December 31, 1994 .....                                                  7,099,844       7,099,844
                                                       -------------- ------------- --------------- ---------------   ------------
Balance, December 31, 1994.............................     3,408,627    29,122,547       5,560,000      8,565,596      43,248,143

  Shares issued in 1995, principally in connection with
  the claims resolution process (Note 1) ..............       183,354

  Exercise of options under Non-Qualified Stock Option
  Plan (Note 9) .......................................        15,303                        35,216                         35,216

  Less:  Treasury  Shares  Issued to wholly  owned
         partnerships and subsidiaries (Note 1) .......        (4,124)

  Credit from utilization of pre-confirmation tax
  benefits (Note 10) ..................................                                   2,866,000                      2,866,000

  Net Income for the year ended December 31, 1995......                                                  5,096,735       5,096,735
                                                       -------------- ------------- --------------- -------------- ---------------
Balance, December 31, 1995.............................     3,603,160    29,122,547       8,461,216     13,662,331      51,246,094
                                                       -------------- ------------- --------------- -------------- ---------------

  Shares issued in 1996, in connection with the claims
  resolution process (Note 1) .........................         6,670

  Shares issued in connection with Lexford Acquisition
  (Note 1).............................................       700,000                    14,000,000                     14,000,000

     Contingent........................................      (450,000)                   (9,000,000)                    (9,000,000)

  Exercise of options under Non-Qualified Stock Option
  Plan (Note 9) .......................................        34,308                        61,671                         61,671

  Restricted stock compensation awards and Director
  Restricted Stock Plan ...............................                                     325,869                        325,869

  Less: Treasury Shares primarily from the redemption
  in 1996 of stock held by Syndicated Partnerships ....        (1,538)                      (31,330)                       (31,330)

  Credit from utilization of pre-confirmation tax
  benefits (Note 10) ..................................                                   2,151,000                      2,151,000

  Net Income for the year ended December 31, 1996......                                                  3,755,874       3,755,874
                                                       -------------- ------------- --------------- -------------- ----------------
Balance, December 31, 1996.............................     3,892,600   $29,122,547     $15,968,426    $17,418,205     $62,509,178
                                                       ============== ============= =============== ============== ================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                     1996              1995               1994
                                                                               ----------------- ----------------- -----------------
Cash flows provided by Operating activities:
Management and Investment Management activities:

   Cash received from Fee Based activities......................................   $22,414,166       $22,173,861       $20,010,063
   Cash received from Interests in and Receivables from Syndicated Partnerships.     9,074,008         4,965,246         2,500,272
   Cash receipts -- other.......................................................     2,170,253         3,261,207         1,274,820
   Cash paid to Vendors, Suppliers and Employees................................   (21,784,246)      (21,784,640)      (18,823,050)
   Interest paid on Term Debt and Other Notes Payable...........................    (1,147,593)       (1,554,454)       (1,602,080)
   Income Taxes paid - City and State...........................................      (239,145)         (234,436)         (146,172)
   Taxes paid, other than Income Taxes..........................................       (76,575)         (553,140)         (530,793)
   Payments related to non-recurring items......................................    (2,221,248)         (705,075)       (1,652,965)
                                                                               ----------------- ----------------- -----------------
                                                                                     8,189,620         5,568,569         1,030,095
                                                                               ----------------- ----------------- -----------------
Real Estate Asset activities:
   Cash received from Rental activities.........................................    41,297,937                 0                 0
   Cash paid on Rental activities...............................................   (23,262,002)                0                 0
   Interest paid on Mortgages...................................................   (13,517,318)                0                 0
                                                                               ----------------- ----------------- -----------------
                                                                                     4,518,617                 0                 0
                                                                               ----------------- ----------------- -----------------
Net Cash provided by Operating activities.......................................    12,708,237         5,568,569         1,030,095
                                                                               ----------------- ----------------- -----------------
Cash Flow provided by/(used in) Investing activities:
   Management and Investment Management activities:
     Proceeds from sale of Non-Core Assets and Other............................     1,016,334         3,787,441         8,036,470
     Capital Expenditures.......................................................      (422,853)         (397,519)         (152,959)
     Repayment from/(Advances to) Syndicated Partnerships - net.................    (2,556,807)       (8,565,119)       (1,361,547)
     Acquisition of Real Estate Assets..........................................             0        (1,864,736)                0
   Real Estate Asset activities:
     Net cash flow provided  by/(used in) Rental activities during period Held for Sale (net of Interest paid of $13,692,045 in 1995 and $11,618,952
       in 1994) ................................................................             0         3,037,826          (587,020)
     Capitalized Refinancing Costs..............................................    (1,687,492)                0                 0
     Funding of Escrows.........................................................       (41,279)                0                 0
     Capital Expenditures.......................................................      (681,639)                0                 0
                                                                               ----------------- ----------------- -----------------
Net Cash provided by/(used in) Investing activities.............................    (4,373,736)       (4,002,107)        5,934,944
                                                                               ----------------- ----------------- -----------------
Cash Flows (used in)/provided by Financing activities:
   Management and Investment Management activities:
     Proceeds from the exercise of Stock Options................................        61,671            35,216                 0
     Redemption of Stock held by Syndicated Partnerships........................       (31,330)                0                 0
     Proceeds from Term Debt and Other..........................................             0        21,000,505                 0
     Principal payments on Term Debt and Other..................................    (7,052,484)      (21,859,553)       (7,620,884)
   Real Estate Asset activities:
     Proceeds from Mortgage Debt................................................    47,442,961                 0                 0
     Payments on Mortgages - principal amortization.............................    (2,139,137)       (2,150,733)       (1,279,985)
     Payments on Mortgages - lump sum...........................................   (45,775,047)         (479,554)                0
                                                                               ----------------- ----------------- -----------------
Net Cash (used in)/provided by Financing activities:............................    (7,493,366)       (3,454,119)       (8,900,869)
                                                                               ----------------- ----------------- -----------------
Increase/(Decrease) in Cash.....................................................       841,135        (1,887,657)       (1,935,830)
Cash at Beginning of Year.......................................................     2,751,986         4,639,643         6,575,473
                                                                               ----------------- ----------------- -----------------
Cash at End of Year.............................................................    $3,593,121        $2,751,986        $4,639,643
                                                                               ================= ================= =================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       F-6


                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                               1996                 1995                 1994
                                                                       --------------------  -------------------  ------------------
Reconciliation of Net Income to Net Cash
   Provided By Operating Activities:
     Net Income........................................................         $3,755,874           $5,096,735          $7,099,844
     Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
         Depreciation and Amortization.................................          5,514,571              537,849             447,528
         Provision for Losses on Accounts Receivable...................           (207,308)             412,794           1,461,869
         Income from Disposal of Non-Core Assets ......................           (962,761)          (3,408,379)         (3,189,067)
         (Gain) / Loss on Debt Restructuring...........................          2,629,356           (1,314,022)         (5,229,901)
         Provision for Income Taxes credited to Paid-in Capital........          2,151,000            2,866,000           4,464,000
         Changes in Operating Assets and Liabilities:
           Interests in and Receivables from Syndicated Partnerships...            616,715              335,505            (322,143)
           Accounts Receivable and Other...............................         (4,339,533)             (17,039)         (3,375,941)
           Funds Held in Escrow........................................         (4,857,423)             595,256           1,509,127
           Accounts Payable and Other Liabilities......................          8,407,746              463,870          (1,835,221)
                                                                       --------------------  -------------------  ------------------
   Net Cash Provided by Operating Activities...........................        $12,708,237           $5,568,569          $1,030,095
                                                                       ====================  ===================  ==================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In 1995, the Company acquired four apartment properties primarily financed with $4,770,000 of first mortgages on the properties.

In June 1995, the Company purchased from a mortgage lender the non-recourse mortgages on one Syndicated Partnership and four Wholly Owned Properties. The mortgages totaled $8.8 million and were acquired for $7.8 million. The Company financed the acquisition with a $7.8 million note payable to the mortgage lender. The note was repaid in June 1996.

In 1996, the Company granted deeds in lieu of foreclosure to the mortgagee for three Wholly Owned Properties. The properties had an aggregate carrying value of $3.9 million. In 1995 and 1994 the Company granted deeds in lieu of foreclosure to the mortgagees for certain Wholly Owned Properties. The properties had an aggregate carrying value of $3.5 million and $3.6 million, respectively. No significant gain or loss was recognized on these transactions because the assets and the non-recourse mortgages on each of these Wholly Owned Properties had been recorded in equal amounts.

Effective August 1, 1996, the Company acquired Lexford Properties, Inc. through a merger with a wholly owned subsidiary of the Company. The Company issued 700,000 shares of its Common Stock (valued at $14,000,000) in consideration of the acquisition; however 450,000 of the shares issued (valued at $9,000,000) are subject to forfeiture, in whole or in part, if the Company's combined property management operations fail to achieve certain profitability criteria on or before the end of the Company's 1999 fiscal year.

In 1996, all interest incurred was expensed. In 1995 and 1994 the interest incurred on the Wholly Owned Properties was capitalized as the properties were Held for Sale, while interest on corporate term debt was expensed (Note 2).


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 1: BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business
        --------

        Cardinal  Realty  Services,  Inc. and its  subsidiaries  (the "Company")
        principal  business  is the  ownership  and  management  of  multifamily apartment properties. The Company is also involved in the acquisition and redevelopment of multifamily apartment properties. The Company holds an ownership interest in apartment communities either as (i) the sole owner of various limited partnerships or subsidiaries which own apartment communities (the "Wholly Owned Properties"), or (ii) the general partner in various limited partnerships which own apartment communities (the "Syndicated Partnerships"), collectively referred to as the "Properties". With respect to the Syndicated Partnerships, the Company retains a general partner interest ranging from 1.0% to 10.0%, but typically 9.0% to 10.0%. The limited partnership interests are substantially all owned by unrelated third party investors. The Company also has receivables, typically in the form of second mortgages, from the Syndicated Partnerships that generate a majority of the interest income recognized by the Company.

        The majority of the Properties are located in the midwest and southeast United States, with the heaviest concentrations in Florida, Ohio, Georgia, Indiana, Michigan and Kentucky. The typical Property averages 65 rental units which are located in multiple single story buildings with studio, one and two bedroom apartments. All of the Properties have non-recourse first mortgage indebtedness which is owed to financial institutions. The Company is not dependent for its revenues on any particular property and the loss of any property would not be material to the Company's financial position. Geographic distribution of the Properties also minimizes the Company's exposure to local economic conditions.

        The Company derives revenues from two core business activities: 1) management of multifamily residential real property, including provision of management services to owners of property in which the Company does not have an ownership interest ("Management Services"); and 2) activities related to the ownership of multifamily residential real property (including provision of asset management services to passive co-owners) ("Investment Management"). In December 1995, the Company restructured along these business lines. The restructuring was implemented, in part, to cause the Company and its management to focus attention on these two distinct, yet complementary, business activities.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 1: BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

        Effective August 1, 1996, the Company acquired Lexford Properties, Inc. ("Lexford") by merger of a wholly owned subsidiary of the Company with and into Lexford. On that date, Lexford became a wholly owned subsidiary of the Company. Lexford has been engaged in the business of third party property management services to the owners of multifamily residential real property since commencing business operations in June 1988. At the time the Company acquired Lexford, Lexford managed approximately 22,000 apartment units for third party owners. The Company currently intends that Lexford will continue to provide and expand its third party property management services as well as oversee the operation of the Company's Management Services division which managed approximately 34,000 units in 1996, including the Wholly Owned Properties. Accordingly, the Company's property management business will be conducted through its wholly owned subsidiary, Lexford Properties, Inc. Management believes that the acquisition of Lexford has enhanced the Company's property management capabilities and will facilitate the Company's ability to acquire, as well as service, additional multifamily residential properties in the future including properties not built by the Company. (SEE "LEXFORD ACQUISITION").

        The Company's Management Services division also operates an adjunct business which the Company refers to as "Ancillary Services". The Company's Ancillary Services includes the sale of parts and supplies to both the Wholly Owned Properties and Syndicated Partnerships and also the leasing of furniture and sale of renters insurance to residents at the Properties. In June 1996, the Company announced realignments in its organization. As part of this restructure, the Company contracted to out source the parts and supply inventory previously handled internally by the Company's Ancillary Services function. The Company completed the transition to the out sourcing by the end of 1996. Thereafter, the Company's Ancillary Services department will continue to provide assistance to the Properties, in the acquisition of needed parts and supplies and the management of a coordinated buying group obtaining substantial volume discounts. In consideration of these services, the Company will generate income by retaining some portion of discounts earned.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 1: BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

        Investment Management
        ---------------------

        The objective of the Company's Investment Management division is to maximize the value of its real estate holdings and its returns on real estate investments. The Company performs these functions both with respect to the Wholly Owned Properties as well as the Syndicated Partnerships. The Company strives to obtain and maintain the best available financing for the Properties and to maximize the Properties' operating performance. The Company evaluates the performance of all real estate holdings to identify investment requirements, under-performing Properties or those that can be sold at an attractive price relative to their performance.

        The Company's Investment Management division acting in the Company's capacity as general partner of the Syndicated Partnerships provides asset management services to the Syndicated Partnerships. In addition, the Company's Investment Management division performs the following services for the accounts of the co-owners (limited partners) of the Syndicated Partnerships: informational and financial reporting services (including tax return preparation and provision of tax return information to the limited partners) and capital and financial planning, (including determination of reserves, funding of capital requirements and administration of capital distributions to partners).

        Fresh Start Accounting
        ----------------------

        The Company adopted a method of accounting referred to as fresh start ("Fresh Start") reporting as of September 11, 1992 ("The Effective Date") as a result of the Company's judicial plan of reorganization (the "Plan of Reorganization"). The Company prepared financial statements on the basis that a new reporting entity was created with assets and liabilities recorded at their estimated fair values as of the Effective Date. At the Effective Date, to the extent the non-recourse debt on certain Wholly Owned assets exceeded the estimated fair value of the Wholly Owned Property, the Company reduced the contractual amount of the related non-recourse first mortgage debt by the amounts of the deficiency (the "Mortgage Deficiencies"). The contractual mortgage balance, net of any applicable Mortgage Deficiency, is referred to as the "Carrying Value" of the mortgage.

        Non-Core Assets
        ---------------

        The Company also has interests in motel properties, vacant land, single family homes, investor notes receivable and certain other assets (collectively the "Non-Core Assets"). The Company valued these Non- Core Assets, at the Effective Date, based on previous sales activity and independent appraisals. In 1994, the Company recovered the entire carrying value of the Non-Core Assets from the collection of receivables and proceeds from disposal. The Company began recognizing income, net of collection and closing costs, from the proceeds of disposal of these Non-Core Assets once the carrying value was fully recovered. As of December 31, 1996, the Company still has an ownership interest in certain Non-Core Assets that may have potential value.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 1: BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

        Lexford Acquisition
        -------------------

        Effective August 1, 1996 the Company acquired Lexford by way of a merger (the "Lexford Merger") of a wholly owned subsidiary of the Company with and into Lexford. The acquisition was accounted for as a purchase. The terms of the Lexford Merger provided that the Company would succeed to the ownership of all of the issued and outstanding stock of Lexford and the shareholders of Lexford would receive 700,000 shares of restricted, newly issued Common Stock. For purposes of the Lexford Merger, the Common Stock was valued at $20 per share. Approximately $9.0 million, or 450,000 shares, of the purchase price is subject to forfeiture in whole or in part in the event Lexford does not achieve certain profitability criteria by December 31, 1999. These shares are held in escrow pending release. At the time the shares subject to forfeiture are released without contingency, the Company will record the additional purchase price. The Lexford shareholders received 250,000 shares of Common Stock free of contingencies.

        Use of Estimates
        ----------------

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Long-Lived Assets -- FASB Statement No. 121
        -------------------------------------------

        In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, ("FASB 121") which requires impairment losses to be recorded on long-lived assets used in
        operations,   when   indicators  of  impairment   are  present  and  the
        undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FASB 121 became effective beginning fiscal year 1996. Management is not aware of any indicator that would result in any significant impairment loss.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 1: BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

        Fair Value of Financial Instruments
        -----------------------------------

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of FASB Statement No. 107, Disclosure About Fair Value of Financial Instruments. The fair value of Cash and Funds Held in Escrow is equal to their respective carrying amounts. For Interests in and Receivables from Syndicated Partnerships the Company used the Fresh Start accounting methodology used at the Effective Date to estimate the value at December 31, 1996 and 1995, which value approximated $133.4 million and $107.6 million, respectively. Such methodology is generally based on estimates of the fair market value of the apartment communities owned by the Syndicated Partnerships, less related indebtedness. The Interests in and Receivables from Syndicated Partnerships substantially consist of second mortgage loans receivable, whose ultimate repayment is subject to a number of variables, including the performance and value of the underlying real estate property and the ultimate timing of repayments of the receivables. Considerable judgment is required in the interpretation of market data to develop estimates of fair value, accordingly, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts (See Note 3).

        The carrying value of the amounts comprising the Company's term debt and other notes payable as described in Notes 3 and 7 approximate their fair value.

        As further described in Note 5, at December 31, 1996 the Company's mortgages on Wholly Owned Properties in the amount of $148.1 million had contractual balances totaling $157.4 million. Interest rates on the mortgages ranged from 7.0% to 10.0% with rates being fixed on approximately $144.2 million of the contractual balances. In addition, mortgages with a contractual and carrying value of $4.8 million had matured as of December 31, 1996 (See Note 5). Management believes that using the Company's incremental borrowing rate to estimate fair value of the mortgages is not appropriate and, because of excessive costs, considers estimates of fair value to otherwise be impracticable.

        Principles of Consolidation
        ---------------------------

        The consolidated financial statements include the accounts of Cardinal Realty Services, Inc. and its wholly owned subsidiaries, including Wholly Owned Properties. All significant intercompany balances and transactions (except for Fee Based Revenues and related expenses generated from Wholly Owned Properties in 1995 and 1994) have been eliminated in consolidation. Total Revenues from Wholly Owned Properties (during the period such properties were held for sale) amounted to $3.6 million and $3.4 million for the years ended December 31, 1995 and 1994, respectively. Any gross profit on such revenues has been eliminated in consolidation (See Note 2).

        Reclassification
        ----------------

        Certain reclassifications have been made in the Consolidated Financial Statements resulting from changes in classification of Wholly Owned Properties in 1996 previously Held for Sale or to provide comparable information in the Consolidated Statements of Income and Cash Flows. These reclassifications had no effect on shareholders' equity.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE 1: BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

        Restatement
        -----------

        The net income previously reported in the 1994 Consolidated Statements of Income has been adjusted in order to comply with Statement of Position ("SOP") 90-7 "Reorganization Under the Bankruptcy Code" pertaining to accounting for deferred income taxes. SOP 90-7 requires that benefits realized from pre-confirmation net operating loss carryforwards be reported as an increase to Additional Paid-in Capital. The Company reported net income but was not required to pay taxes on such income as the result of having the benefit of deductions for tax purposes including net operating loss carryforwards to offset the income. The financial statements as adjusted, reflect a non-cash charge in the form of a tax provision in the Consolidated Statements of Income. The valuation reserve against net deferred tax assets has been reduced by an amount equivalent to the non-cash charge with a corresponding increase being made to Additional Paid-in Capital. The adjustment does not affect the Company's cash flows or total shareholders' equity. The effect of the adjustment is as follows:

                                                As                     Adjustment
                                            Previously                  for Tax                      As
                                             Reported                  Provision                  Adjusted
                                       ---------------------     ----------------------     -------------------
1994
----

Income before Extraordinary Gain         $       6,333,943         $      (2,390,000)         $     3,943,943

Extraordinary Gain                               5,229,901                (2,074,000)               3,155,901
                                       ---------------------     ----------------------     -------------------
Net Income                               $      11,563,844         $      (4,464,000)         $     7,099,844
                                       =====================     ======================     ===================


Per Share of Common Stock: 1

1994
----

Income before Extraordinary Gain                     $1.64                    ($0.62)                   $1.02

Extraordinary Gain                                    1.36                     (0.54)                    0.82
                                       ---------------------     ----------------------     -------------------
Net Income                                           $3.00                    ($1.16)                   $1.84
                                       =====================     ======================     ===================

1 Per share amounts have been restated to reflect the completion of the claims resolution process for the issuance of common stock.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE 1: BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

        Wholly Owned Properties (previously Held for Sale)
        --------------------------------------------------

        During 1995 and prior years, the Company classified the Wholly Owned Properties as Held for Sale. However, based upon mortgage debt that has since been restructured with favorable amortization terms, combined with improved net operating income and cash flow performance, management decided to retain the Wholly Owned Properties for investment. Therefore, commencing January 1, 1996, the Company changed the classification of the Wholly Owned Properties and discontinued the Held for Sale accounting treatment. The Wholly Owned Properties are depreciated over their estimated remaining useful lives, typically approximately 30 years, using the straight-line method for financial reporting purposes and tax purposes. The Company expensed all interior replacement costs and capitalized major building exterior improvements (See Note 2).

        Interests in and Receivables from Syndicated Partnerships
        ---------------------------------------------------------

        The carrying value of the interests in and receivables from Syndicated Partnerships represents the allocation of the estimated fair value of the assets as of the Effective Date and, as described in Note 3, the face amounts of the receivables are significantly more than recorded amounts. These receivables generally include long-term second mortgages and other receivables. In addition, subsequent to the Effective Date, the Company has made advances to the Syndicated partnerships. These advances primarily relate to supplemental funding for refinancing transactions, and bear interest at prime plus one percent. Interest is accrued on the recorded values of the second mortgages and certain of the other receivables based upon contractual interest rates, and allowances are provided for estimated uncollectible interest based upon the underlying properties' net cash flow. In certain instances, cash flow received in excess of accrued second mortgage interest on the recorded values of the second mortgages is recorded as income. The Company is also entitled to receive incentive management fees and supplemental second mortgage interest based upon certain levels of cash flow of certain of the underlying properties. Also, in the event the underlying properties are sold or refinanced, the Company is generally entitled to a participation interest in the net proceeds, as a general partner and/or a second mortgage holder. The Company accounts for its general partner interests by the cost method; no significant recorded value has been ascribed to these interests arising prior to the Effective Date. The realization of the interests in and receivables from Syndicated Partnerships is dependent on the future operating performance of the Syndicated Partnerships.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 1: BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

        Cash
        ----

        Operating cash as of December 31, 1996 and 1995 is comprised of $3.3 million and $2.7 million respectively, related to Wholly Owned Properties which is held in separate property bank accounts and approximately $270,000 and $52,000 in corporate funds, respectively. The majority of excess corporate cash is applied to the corporate term debt and reborrowed as needed.

        Furniture, Fixtures and Other, Net
        ----------------------------------

        Furniture and fixtures are recorded at cost. Furniture and fixtures are depreciated over their estimated useful lives using the straight-line method for financial reporting purposes and various accelerated or straight-line methods for income tax purposes.

        Funds Held in Escrow
        --------------------

        The amounts at December 31, 1996 and 1995 include funds of $7.0 million and $7.1 million, respectively, escrowed by Wholly Owned Properties for improvements and deferred maintenance, real estate taxes, insurance and resident security deposits. In addition, the Company is holding $3.0 million and $2.3 million, at December 31, 1996 and 1995, respectively, as funds held primarily for payment of insurance premiums which are collected on behalf of the Properties. At December 31, 1996 the Company's funds held in escrow also includes $4.0 million of funds received from the settlement of termite litigation. The funds are being held pending the finalization of an allocation of proceeds to the affected properties. Applicable corresponding liabilities have been recorded at December 31, 1996 and 1995.

        Prepaids and Other Assets
        -------------------------

        Prepaids and Other Assets as of December 31, 1996 and 1995 is comprised of the following:

                                                                           1996                 1995
                                                                   ------------------    ----------------

Corporate:
----------

  Acquired Management Contracts, net of amortization of $67,219       $    1,546,041        $          0
  Goodwill, net of amortization of $62,409                                 3,797,323                   0
  Inventory                                                                        0             455,083
  Other                                                                      952,637             987,522



Wholly Owned Properties:
------------------------

  Capitalized Refinancing Costs                                            2,721,365           1,370,638
  Prepaid Insurance, Taxes and Other                                         832,131           1,116,856
                                                                   ------------------    ----------------
                                                                      $    9,849,497       $   3,930,099
                                                                   ==================    ================

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 1: BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

        The management contracts purchased with the Lexford Acquisition are being amortized on the straight line basis over 10 years. The Goodwill related to the Lexford acquisition is being amortized on the straight line basis over 25 years. The capitalized refinancing costs are associated with the refinancing of the mortgages on the Wholly Owned Properties. The costs are being amortized over six to ten years based upon the maturity of the new loans.

        Net Income Per Share
        --------------------

        Net income per share is computed based on the total weighted average number of shares of the Company's Common Stock, without par value ("Common Stock"), outstanding during the period and those contingent shares estimated to be issued to officers, employees and directors in accordance with the Company's 1992 Incentive Equity Plan, as amended (the "Incentive Equity Plan"). In August 1996, the Company issued 700,000 shares of Common Stock in connection with the Lexford merger, 450,000 shares of which remain subject to forfeiture in whole or in part. The 450,000 shares subject to forfeiture are excluded from the weighted average shares outstanding because the shares are not dilutive. The weighted average shares outstanding, as of December 31, 1996, was approximately 3,933,000, (less 210,000 treasury shares) including approximately 244,000 estimated to be issued in the future pursuant to the Incentive Equity Plan. As of December 31, 1995 and 1994 the weighted average shares outstanding was approximately 3,850,000 shares. In November 1995, the shareholders of the Company approved an increase in the number of authorized shares of Common Stock of the Company from 4,500,000 to 13,500,000 and also authorized 1,500,000 shares of "Blank Check" Preferred Stock. The Company currently has no commitments or arrangements which would require the issuance of additional shares.

        Treasury shares include approximately 70,000 shares issued to Wholly Owned Properties and subsidiaries as part of the Company's plan of reorganization. In addition, approximately 126,000 unclaimed shares, related to stock issued for prepetition unsecured claims, have been converted to treasury shares. The Plan of Reorganization provided that all stock issued, but not deliverable, to any unsecured creditor, be held in trust for a period of two years from the Effective Date, at which time such stock would either be canceled or revert to the Company as treasury shares at the Company's discretion. The Company elected to treat undeliverable stock as treasury shares.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 2: WHOLLY OWNED PROPERTIES

        During 1995 and prior years, the Company had attempted to market and sell the Wholly Owned Properties and classified the Wholly Owned Properties as Held for Sale. While the Wholly Owned Properties were held for sale, the results of operations from the Wholly Owned Properties were credited to the carrying value of the real estate and no revenues, operating expenses or depreciation were included in the Consolidated Statements of Income. Cash flows from the Wholly Owned Properties prior to 1996 were classified as Cash Flow Provided by Investing Activities. Commencing January 1, 1996, based upon management's decision to retain the Wholly Owned Properties for investment, the operations, including a provision for depreciation, of the Wholly Owned Properties have been fully consolidated in the Company's Statements of Income. Further, the cash flows of the Wholly Owned Properties have been reclassified as Cash Flows Provided by Operating Activities. The Company will continue to monitor and evaluate any changes in circumstances and/or economic conditions affecting its investment in the Wholly Owned Properties. The Company is currently analyzing alternatives for its majority interest in the Wholly Owned Properties, which may include a disposition to third parties resulting in deconsolidation of the entities.

        The number of Wholly Owned Properties by year is as follows:


                             1996                1995                1994
                         --------------     ---------------     -------------

Beginning of Year              116                 116               120
  Acquisitions                   1                   4                 0
  Disposals                     (4)                 (2)               (2)
  Properties Combined            0                  (2)               (2)
                         --------------     ---------------     -------------
 End of Year                   113                 116               116
                         ==============     ===============     =============

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 2: WHOLLY OWNED PROPERTIES (cont'd)

        Condensed combined balance sheets, with intercompany payables and receivables eliminated, of the Company's Wholly Owned Properties as of December 31, 1996 and 1995 are as follows:

                                                                 1996                    1995
                                                         ---------------------  ----------------------
                          ASSETS
Net Operating Real Estate Assets (Held for Sale in 1995)         $157,091,545            $173,064,441

Less: Cumulative Income Related to Wholly Owned Properties
      from the Effective Date to December 31, 1995                          0              (8,730,386)
                                                         ---------------------  ----------------------
                                                                  157,091,545             164,334,055

Cash                                                                3,322,494               2,699,924
Accounts Receivable                                                   324,772               1,043,069
Funds Held in Escrow                                                6,980,142               7,097,162
Prepaids and Other                                                  3,553,497               2,487,494
                                                         ---------------------  ----------------------
                                                                 $171,272,450            $177,661,704
                                                         =====================  ======================

                   LIABILITIES AND EQUITY

Non Recourse Mortgages Payable:
     Contractual                                                 $157,381,603            $163,812,985
     Mortgage Deficiency                                           (9,325,586)            (15,624,874)
                                                         ---------------------  ----------------------
                                                                  148,056,017             148,188,111

Accounts Payable                                                    1,160,426                 953,076
Accrued Interest and Real Estate Taxes                              2,961,795               3,577,547
Other Accrued Expenses                                              1,337,083               1,315,132
Other Liabilities                                                     683,202               1,094,800
                                                         ---------------------  ----------------------
                                                                  154,198,523             155,128,666
Equity                                                             17,073,927              22,533,038
                                                         ---------------------  ----------------------
                                                                 $171,272,450            $177,661,704
                                                         =====================  ======================

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 2: WHOLLY OWNED PROPERTIES (cont'd)

        Condensed  consolidated   statements  of  income  of  the  Wholly  Owned
        Properties while Held for Sale, including intercompany expenses, for the years ended December 31, 1995 and 1994 are as follows:

                                                                           1995                1994
                                                                   -------------------   -----------------
   Rental Revenues                                                        $40,000,678         $38,773,604
   Operating Expenses                                                     (18,691,062)        (17,651,516)
                                                                   -------------------   -----------------
     Net Operating Income                                                  21,309,616          21,122,088

   Improvements and Replacement Expense                                    (2,213,586)         (2,579,321)
   Improvements and Replacement Expense
    funded from Escrows                                                    (1,746,156)           (334,574)
   Interest Expense (contractual interest of approximately
    $14,562,000 and $15,312,000, respectively)                            (13,549,258)        (13,450,027)

   Other Expenses                                                          (1,464,630)         (1,564,481)

   Reorganization Expenses                                                    (96,227)           (517,354)
                                                                   -------------------   -----------------
     Income, less expenses, excluding depreciation                         $2,239,759          $2,676,331
                                                                   ===================   =================

        Revenues from rental of apartment units is recognized ratably over the term of the related operating leases, which are generally for a period of one year or less.

NOTE 3: INTERESTS IN AND RECEIVABLES FROM SYNDICATED PARTNERSHIPS

        The Interests in and Receivables from Syndicated Partnerships net of reserves of $2.3 million and $1.9 million, respectively, are comprised of the following major components:

                                                                 1996                    1995
                                                        ---------------------   ----------------------
  Second Mortgage Notes                                          $36,450,176              $37,402,604
  Advances, since the Effective Date                              14,271,906               10,714,680
  Other, including accrued interest                                3,888,339                4,474,160
                                                        ---------------------   ----------------------
                                                                 $54,610,421              $52,591,444
                                                        =====================   ======================

        The majority of second mortgage notes bear interest at 6%. Interest income is accrued based upon the Fresh Start value of the second mortgage notes, as described in Note 1. Advances made to Syndicated Partnerships since the Effective Date primarily were for supplemental financing for the debt restructuring or refinancing transactions as described in Note 6. These advances currently bear interest at prime plus 1%. At December 31, 1996 and 1995, the contractual value of the Company's interest in second mortgages, advances and other receivables, including related interest, amounted to $238.9 million and $237.1 million, respectively. There can be no assurance that the Company will collect any amounts above the carrying value of these receivables.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



NOTE 4: CORPORATE TERM DEBT

        In August 1995 the Company closed a loan agreement with The Provident Bank (the "Bank") which provided a new $32.0 million credit facility for the Company. The new credit facility retired the previous corporate credit facility with The Huntington National Bank ("HNB"). During 1995, the variable interest rates on the HNB debt ranged from 9.0% to 10.0% with fixed rates of 5.54% to 6.03%. At the time of refinancing, approximately $6.5 million of the HNB facility was subject to a fixed interest rate of 6.03% with an overall weighted average rate on the total HNB credit facility of 8.25%

        The bank credit facility is comprised of three separate lines of credit, two of the lines bear interest at the Bank's prime rate of interest minus 1% and the third line at 7.25% fixed. During 1996, the variable interest rate on the Bank debt was 7.25%. The loans are secured by all assets of the Company.

        The credit facility was comprised of the following terms and balances at December 31, 1996 and 1995:

                                                                                                1996                   1995
                                                                                         ------------------    ------------------

        Acquisition  revolving line (the  "Acquisition Line I"), credit facility for $7.0  million,  with variable  interest  rate  converted in February
        1996, to fixed interest rate of 7.25%,  due in March 2001,  with monthly installments of  principal  and interest due of $139,435 with no further
        credit availability on this line                                                        $6,007,232            $7,000,000

        Working capital  revolving credit facility (the "Working Capital Line"), maximum credit facility of $3.0 million, due in August 1997, subject to
        annual renewal by the Bank                                                                       0                     0

        Reducing balance  revolving line (the "Reducing  Line"),  maximum credit facility of $22.0 million, due in August 2001, with quarterly reductions
        in available credit of $750,000 commencing in October 1996                               9,110,816            13,470,205
                                                                                         ------------------    ------------------
                                                                                               $15,118,048           $20,470,205
                                                                                         ==================    ==================

        Borrowings under the Working Capital Line will amortize over 36 months if the Bank does not renew the facility when due in August 1997. The Acquisition Line is subject to annual renewal and is restricted to provide funds for the acquisition of, or refinancing/restructuring of mortgages on affiliated properties. The Reducing Line was used to retire the HNB credit facility.

        In July 1996, the Company received a commitment letter from the Bank for a new $10.0 million Acquisition Line (the "Acquisition Line II) of credit generally under the same terms as the existing facility. The Company's capital requirements in 1996 did not require the Company to access this new facility.

        At December 31, 1996 the Company had unrestricted credit availability of approximately $25.4 million, inclusive of the new $10.0 million commitment from the Bank, but excluding credit availability restricted for approximately $767,000 of unfunded letters of credit. At December 31, 1995, the Company had $10.7 million available for future credit which excluded $829,000 of availability restricted for specific credit needs.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE 4: CORPORATE TERM DEBT (cont'd)

        The Company's minimum annual long term debt maturities following December 31, 1996 are:

                 1997              $         4,285,595
                 1998                        4,376,035
                 1999                        4,479,181
                 2000                        1,700,874
                 2001                          276,363
                                   -------------------
                                   $        15,118,048
                                   ===================

NOTE 5: NON RECOURSE MORTGAGES ON WHOLLY OWNED PROPERTIES

        In connection with Fresh Start reporting as further described in Note 1, mortgages on real estate assets have been restated to their estimated fair value as of the Effective Date. The contractual principal balances of the mortgages on Real Estate Assets exceed the carrying values by $9.3 million and $15.6 million at December 31, 1996 and 1995, respectively. The mortgages are non-recourse and are collateralized by real estate properties and are payable over periods through 2006. At December 31, 1996 contractual interest rates ranged from 7.0% to 10.0% with fixed rates on approximately $144.2 million of the outstanding contractual mortgage balances. Interest expense is recorded using the effective interest method based upon the carrying value of the mortgage debt. The weighted average effective interest rate was 9.0% at December 31, 1996. The weighted average contractual interest rate and term to maturity on the mortgages on Real Estate Assets, excluding matured loans, was 8.7% and 7.1 years at December 31, 1996. Annual debt service requirement was $15.7 million at December 31, 1996. In addition, 15 Wholly Owned Properties have secondary mortgage debt totaling $2.9 million that requires the application of all excess cash flow from operations to be applied to the outstanding principal on such debt. The range of interest rates and related carrying amounts of mortgages payable at December 31, 1996 is as follows:



       Contractual                Contractual                 Carrying
          Rate                      Balance                     Value
-------------------------  -----------------------    -----------------------
       Less than 8.0%      $            15,339,067    $            13,042,258
         8.0% - 9.0%                   127,440,097                121,908,563
       More than 9.0%                   14,602,439                 13,105,196
                           -----------------------    -----------------------
                           $           157,381,603    $           148,056,017
                           =======================    =======================

        At December 31, 1996, four Wholly Owned Properties had mortgage loans which had matured with an aggregate contractual and carrying value of $4.8 million. The Company will either refinance the mortgages or deed the property to the lender depending upon the outcome of negotiations with the respective lenders.

        Minimum estimated repayment requirements of mortgages for the next five years based upon the contractual principal balances, exclusive of those mortgages which have matured, are as follows:

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 5: NON RECOURSE MORTGAGES ON WHOLLY OWNED PROPERTIES (cont'd)


                                 Contractual
                                   Amounts
                           ---------------------
              1997           $         3,055,003
              1998                     8,961,786
              1999                     6,572,553
              2000                     6,574,634
              2001                    22,371,767
           Thereafter                109,845,860
                           ---------------------
                             $       157,381,603
                           =====================

NOTE 6: REFINANCED MORTGAGE DEBT

        In 1996, the Company refinanced the mortgage and related interest debt on 35 Wholly Owned Properties. Mortgage and related interest debt with a contractual balance of $46.8 million and a Carrying Value of $45.6 million was refinanced with new carrying value and contractual mortgage debt of $47.8 million. The new mortgages carry a weighted average fixed interest rate of 8.8%, 25 to 30 year amortization and typically, a 10 year maturity. Annual debt service requirements decreased from $4.9 million to $4.6 million. In these transactions, cash flow secondary mortgages ("B Notes") on six properties were refinanced. These "B Notes" required 100% of excess cash flow from operations of the properties to be applied to the principal outstanding on the B Notes. In 1996 the excess cash flow applied to the B Notes on these six properties amounted to approximately $98,000. The Wholly Owned Properties incurred loan origination costs of $1.7 million which have been capitalized and are being amortized over the maturity term of the new mortgages. The Company provided net funding of $1.1 million to complete these transactions.

        A fourth quarter 1996 extraordinary non-cash charge of $1.6 million, net of tax benefits, resulted from mortgage debt refinancing on certain of the above Wholly Owned Properties. The repayment of the existing mortgage at the contractual balance was possible due to the improvements in performance resulting in the increased value of certain properties to levels in excess of the carrying value established on the Effective Date. The charge arose from those mortgages repaid from refinance proceeds at the contractual balance which exceeded the Carrying Value of the mortgage. (Note 1).

        The Company  also  completed  the  refinancing  of mortgage  and related interest  debt of  $95.3  million  on 90  Syndicated  Partnerships.  The
        Company provided net advances to Syndicated Partnerships of approximately $600,000 to facilitate these transactions. Annual debt service requirements decreased, in the aggregate, approximately $626,000 per year. The new mortgages on 72 Syndicated Partnerships are interest only for three years; after the third year the annual debt service reduction will be offset by the commencement of principal amortization.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 6: REFINANCED MORTGAGE DEBT (cont'd)

        The refinancing on the Syndicated Partnerships generated loan fee revenue of approximately $752,000 in 1996 as compared to $886,000 and $1.3 million in 1995 and 1994, respectively. The fees were based upon a graduated percentage of the new loan amounts.

        In 1995 and 1994, the Company completed modification or refinancing transactions on Wholly Owned Properties and Syndicated Partnerships which resulted in an extraordinary gain on discharge of indebtedness on the Wholly Owned Properties, net of closing costs reserves and taxes, of approximately $804,000 and $3.2 million, respectively.

NOTE 7: OTHER NOTES PAYABLE

        In June 1995, the Company purchased from a mortgage lender the mortgages on one Syndicated Partnership and four Wholly Owned Properties for $7.8 million. The Company, on an interim basis, financed the purchase of the mortgages with a promissory note payable to the mortgage lender. Approximately $1.2 million of the $7.8 million note payable relates to a Syndicated Partnership and was classified with other notes payable at December 31, 1995. The balance of the note payable relates to Wholly Owned Properties and was classified with mortgages on Wholly Owned Properties at December 31, 1995. The note was repaid from the proceeds of permanent non recourse financing on the Properties in 1996.

        The remaining $145,220 of Other Notes Payable consists of obligations which are payable through 1997, bear interest at approximately 9.0% and are secured by equipment and other collateral.

NOTE 8: OTHER LIABILITIES

        Other Liabilities at December 31, 1996 and 1995 consists of approximately $683,000 and $964,000, respectively, of liabilities of the Wholly Owned Properties and $4.7 million and $1.3 million, respectively, of obligations of the Company. The Other Liabilities of the Wholly Owned Properties at December 31, 1996 consists principally of general operating accruals and obligations of the properties. The Company's Other Liabilities includes $3.4 million due to Syndicated Partnerships related to a litigation settlement to be funded from restricted cash held in escrow (See Note 1). The remaining other liabilities principally relate to obligations from the Company's Plan of Reorganization.

        In 1994, the Company settled a pending claim in its bankruptcy case which resulted in a reduction of a recorded liability of approximately $726,000 in exchange for the Company's dismissal of a bankruptcy preference action against an insurance company and an insurance broker. The income recognized due to the release of the liability is reflected in Other Income.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 9: INCENTIVE COMPENSATION PLAN

        The Company's 1992 Incentive Equity Plan which benefits its officers, key employees and non-employee directors, was established as of the Effective Date of the Company's Plan of Reorganization. Under this plan approximately 481,200 shares are available for awards of stock options and restricted stock. In addition to the Incentive Equity Plan, as of the Effective Date, the bankruptcy trustee awarded options to purchase approximately 36,000 shares to certain key employees under an employee retention plan. Since the shares included in the 1992 Incentive Equity Plan and the trustee awarded options were provided in the Plan of Reorganization, the shares have been deemed awarded prior to the Effective Date with no compensation expense recorded for periods subsequent to the Effective Date. In November 1995, the Board of Directors adopted and the shareholders approved an amendment to the Incentive Equity Plan (the "Plan Amendment"). The Plan Amendment provided for an additional 200,000 shares of Common Stock to be available for the granting of future awards for officers and key employees. In addition, the Plan Amendment provides for 50,000 shares of Common Stock to be available for the granting of stock options to non-employee directors. Awards of shares provided in the Plan Amendment, depending on the nature of the award, may be reflected as compensation. The shares of stock available for future awards may be awarded at the discretion of the Company's Board of Directors.

        In 1996 the Company awarded to officers and non-employee directors 49,500 shares of restricted stock, 38,000 shares of deferred stock and stock options for the purchase of 76,000 shares. The restricted stock is comprised of up to 17,500 shares awarded as a Company match of shares if purchased by certain officers by April 1997, and 32,000 shares which will vest ratably over time. The deferred stock vests based upon the Company achieving specified levels of total market capitalization. The grant date weighted fair value of restricted and deferred stock was approximately $18.57 per share. Included in the 76,000 of stock options awarded in 1996 were options to purchase 2,000 shares that were awarded to each of the eight non-employee directors of the Company. Approximately 32,500 shares of restricted stock awards and the options to purchase 30,000 shares were awarded out of the shares included in the original 1992 Incentive Equity Plan. Approximately 173,000 shares remain available for future awards. The Company's performance based Incentive Bonus Plan implemented in 1996 includes awards of restricted stock and stock options if specified Company performance criteria are achieved.

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee and director stock options because, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock Based Compensation," ("FASB 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using Black-Scholes option pricing model.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE 9: INCENTIVE COMPENSATION PLAN (cont'd)

        The following assumptions were utilized in the pricing model; a weighted average risk free interest rate of 6.5% in 1995 and 1996; dividend yield of one percent; volatility factors of the expected market price of the Company's common stock of 0.236; and a weighted average expected life of seven years in 1996 and eight years in 1995.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting period. The Company's pro forma information follows:


                                              1996                 1995
                                       -------------------  -------------------
        Pro forma net income              $    3,629,797       $     5,090,716
                                       ===================  ===================
        Pro forma earnings per share      $         0.92       $         1.32
                                       ===================  ===================
        As reported Earnings per share    $         0.96       $         1.32
                                       ===================  ===================

        Pro forma net income may not be representative of compensation expense under FASB 123 when the effect of the amortization of multiple awards would be reflected.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 9: INCENTIVE COMPENSATION PLAN (cont'd)

        The following table summarizes the Company's stock option activity, and related information for the years ended December 31, 1996, 1995 and 1994 (in thousands except for exercise prices)


                                                  1996                 1995                  1994
                                          ------------------- --------------------- ---------------------
                                                    Weighted             Weighted              Weighted
                                                      Ave.                 Ave.                  Ave.
                                                    Exercise             Exercise              Exercise
                                           Options   Price     Options     Price     Options    Price
                                          ------------------- --------------------- ---------------------

Options outstanding at beginning of year        135     $4.10      135        $2.33      140        $2.31
                                          ------------------- --------------------- ---------------------

     Options granted                             76    $18.87       16       $17.25        1        $7.00

     Options exercised                          (34)    $1.80      (14)       $2.27       (1)       $2.62

     Options forfeited                           (1)    $2.62       (2)       $2.62       (5)       $2.62
                                          ------------------- --------------------- ---------------------

Options outstanding at end of year              176    $10.91      135        $4.10      135        $2.33
                                          =================== ===================== =====================

Options exercisable at end of year               88     $5.20       96        $2.21       86        $2.12
                                          =================== ===================== =====================

Weighted Ave. Fair Value of Options
     Granted during the Year                            $6.37                 $6.84                   N/A
                                                   ==========           ===========            ==========



         Options awarded have an exercise price equal to or greater than the market price of the Common Stock at the time of the award, and are subject to vesting schedules as determined by the Company's Board of Directors. The options granted expire, if not exercised, ten years from the date on which the option was granted. Exercise prices for options outstanding as of December 31, 1996 ranged from $1.42 to $21.25 per share with a weighted average remaining term of 7.7 years.

NOTE 10: INCOME TAXES

         The Company and its subsidiaries file a consolidated Federal income tax return. For financial reporting purposes, the Company follows FASB Statement No. 109 ("FASB 109"). In accordance with FASB 109, as well as SOP 90-7, income taxes have been provided at statutory rates in effect during the period. Tax benefits associated with net operating loss carryforwards and other temporary differences that existed at the time fresh start reporting was adopted are reflected as an increase to Additional Paid-in Capital in the period in which they were realized.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 10: INCOME TAXES (cont'd)

         The provision for income taxes in the Consolidated Statements of Income (including amounts applicable to extraordinary items) is as follows:

                                                 Years Ended
                              --------------------------------------------------
                                    1996             1995           1994
                              ---------------- ---------------- ----------------

Current:

    Federal                     $         0     $     50,000    $           0

    State                           250,000          314,000          201,000

Amounts not payable in cash       2,151,000        2,866,000        4,464,000
                              ---------------- ---------------- ----------------
                                $ 2,401,000     $  3,230,000    $   4,665,000
                              ================ ================ ================

         The Company's actual income tax payments for the years 1996, 1995 and 1994 were significantly less than the total provision for income taxes because of available net operating loss carryforwards and other tax benefits. The amounts included in the provision for taxes for which no amounts were payable in cash are set forth in the table above.

         The effective income tax rates varied from the federal statutory rates as follows:


                                              1996         1995         1994
                                          ------------ ------------ ------------

Federal Tax provision at statutory rates  $  2,094,000 $  2,832,000 $  4,118,000

State Income Taxes,
     Net of Federal Income Tax Benefit         288,000      386,000      537,000

Other Permanent Differences                     19,000       12,000       10,000
                                          ------------ ------------ ------------
                                          $  2,401,000  $ 3,230,000 $  4,665,000
                                          ============ ============ ============
Effective Income Tax Rate                        39.0%        38.8%        39.6%
                                          ============ ============ ============

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 10: INCOME TAXES (cont'd)

         Significant components of the Company's deferred tax assets and liabilities are as follows at December 31, 1996 and 1995.

                                                                                     (000s omitted)
                                                                           --------------------------------
                                                                                1996                1995
                                                                           --------------      ------------
Deferred Tax Assets and Other:
   Net operating loss carryforwards and other carryforwards                $       19,000      $     17,000

   Suspended passive activity losses                                               38,000            39,000

   Tax basis of assets in excess of Fresh Start estimated values                   39,000            43,000
                                                                           --------------      ------------
                                                                                   96,000            99,000
                                                                           --------------      ------------
   Less: valuation reserve                                                        (24,000)          (30,000)
                                                                           --------------      ------------
                                                                           $       72,000      $     69,000
                                                                           ==============      ============

Deferred Tax Liabilities:

   Negative capital accounts                                               $       41,000      $     35,000

   Tax basis of liabilities in excess of related
         Fresh Start estimated fair values                                          3,000             4,000

   Tax basis of assets less than related
         Fresh Start estimated fair values                                         28,000            30,000
                                                                           --------------      ------------
                                                                           $       72,000      $     69,000
                                                                           ==============      ============

         The valuation reserve against deferred tax assets has been reduced by amounts equivalent to the portions of the tax provisions which are not payable in cash. Corresponding increases have been made to Additional Paid-in Capital.

         As a result of the uncertainties relating to the ultimate utilization of favorable tax attributes described below, the Company has provided a valuation reserve for the remaining excess of the net deferred tax assets as of December 31, 1996 and 1995.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 10: INCOME TAXES (cont'd)

         In addition to regular corporate income tax, corporations are subject to an alternative minimum tax liability to the extent alternative minimum tax exceeds regular tax. The Company will record an alternative minimum tax liability in the year that events and transactions create an alternative minimum tax which is probable of being paid and can be reasonably estimated by the Company. As of December 31, 1996, the Company has estimated that it has net operating loss ("NOL") carryforwards for tax purposes of approximately $44.3 million which if not utilized, expires in the years 2001 through 2009. In the event that current or future 5% shareholders (as defined by the Internal Revenue
         Code) acquire or dispose of shares, over a defined time period, representing in the aggregate 50% or more of the Company's outstanding shares, a limitation on the use of NOL carryforwards will occur. The Company has also estimated that it has approximately $108.7 million in suspended passive activity losses ("PALs") which may be available to offset future passive and active income. The Company's determination of its NOLs, PALs, and other tax attributes, as well as its ability to utilize them to reduce taxable income is subject to uncertainties. Although the Company believes that its determinations concerning its tax attributes are supportable under applicable tax laws, there can be no assurance that taxing authorities, upon examination will not argue to the contrary.

NOTE 11: RESTRUCTURING/TENDER OFFER COSTS

         In 1995, the Company implemented a corporate restructuring plan and initiated further restructuring in 1996. The Company recorded a charge of approximately $243,000 and $1.5 million in 1996 and 1995, respectively, related to the costs of the restructuring, principally severance and separation costs. Approximately 26 employees were released as a result of the restructurings in 1995 and 1996. In 1996 the Company paid $1.7 million of costs related to the 1995 and 1996 restructuring.

         In 1994, the Company received proposed tender offers for the acquisition of at least 80% of the outstanding shares of the Company's Common Stock. The Board of Directors of the Company engaged various outside professionals to assist in the analysis of the proposed tender offers. The costs associated with the outside professionals were deferred pending the resolution of the proposed tender offers. Due to the termination of all proposed tender offers, the Company expensed approximately $977,000 of costs incurred in connection with the proposed tender offers.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 12: COMMITMENTS AND CONTINGENCIES

         Office Lease
         ------------

         The Company leases its corporate office space under an operating lease which expires in October, 1997. The Company has an option for five additional terms of three years each. The Company is responsible for the payment of insurance, real estate taxes and operating expenses of the leased facility. (See Note 14). The Company's Lexford wholly owned subsidiary leases office space in four cities to support its third party management operations. The majority of leases expire in 1999. Annual rental requirements are approximately $558,000 in 1997, $272,000 in 1998 and $133,000 in 1999. The Company also leases various equipment, typically over five years, and management offices under operating leases which generally have remaining terms of less than one year. The equipment rental requirements are approximately $241,000 in 1997, $211,000 in 1998 and $146,000 in 1999. Rent expense for the years ended December 31, 1996, 1995, and 1994 was approximately $749,000, $512,000 and $391,000, respectively.

         Litigation
         ----------

         The Company is involved in various legal actions arising out of the normal course of its business. Management of the Company, based upon knowledge of facts and the advice of counsel, believes potential exposure to loss from legal actions has been adequately reserved for in the financial statements and should not result in a material adverse effect on the Company's consolidated financial position.

NOTE 13: RETIREMENT PLAN

         The Company maintains the Cardinal Realty Services, Inc. Savings Plan (the "Savings Plan") under section 401(k) of the Internal Revenue
         Service Code (the "Code"), to which participants may contribute a percentage of their base pay and overtime earnings up to limits established by the Code. The Savings Plan was amended and restated, effective July 1, 1993, to (i) provide for discretionary matching contributions by the Company, (ii) provide for immediate vesting in all Company contributions and (iii) allow loans to participants. Effective December 31, 1995 the Savings Plan was amended to exclude highly compensated employees. Effective July 1, 1996, the Savings Plan was amended to include employees of the Properties as participants, increase the Company match from 1% for every 3% of wages contributed to 1% for every 2% of wages contributed, and to allow highly compensated employees to participate in the Plan. The Company contribution amounts to 1% of wages for every 2% of wages contributed by a participant up to a maximum of the lesser of 3% of wages or $2,000 per year. In 1996,
         1995 and 1994, the Company's cash contributions amounted to approximately $134,000, $92,000, and $88,000, respectively. The Company cash contributions are then invested in Company stock held by the Savings Plan Trustee.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 14: RELATED PARTY TRANSACTIONS

         The Company is the general and limited partner in, or the owner of, all Wholly Owned Properties and is a general partner in the Syndicated Partnerships. The Company also serves as the management company for substantially all of these properties and provides various ancillary services including sales of parts and supplies to the properties and furniture rentals and renters insurance to residents. The Company's fee based revenue, interest income and ancillary income result primarily from properties affiliated with the Company. Approximately $4.1 million and $3.9 million of the Company's accounts receivable are due from the Syndicated Partnerships as of December 31, 1996, and 1995, respectively.

         The Company advanced, net of amounts repaid, to Syndicated Partnerships $2.6 million, $8.6 million, and $1.4 million in 1996, 1995 and 1994, respectively. The majority of the advances relate to supplemental financing provided for the refinancing of the mortgages on the properties as described in Note 6. Effective October 1, 1995, in conjunction with the favorable terms the Company achieved on its credit facility, the interest rate on these advances was revised to prime plus one percent from principally prime plus six percent. The interest rate on advances will be adjusted in the future based on prevailing market rates.

         During 1994, the Company loaned approximately $331,000 to certain key officers and certain key employees. The majority of the loans bear interest at the rate of 1% in excess of the prime rate of the Bank, and are due in five years. The loans were made to fund the personal income tax obligations arising from the tax effect of the vesting in the Company's Common Stock awarded to these individuals and are secured by the Common Stock awarded. All loans were repaid in 1996. At December 31, 1995, the amount of loans and related interest outstanding amounted to approximately $109,900.

         An outside director of the company is a partner in the law firm which serves as outside general counsel to the Company. Legal fees paid related to services provided to the Company by this law firm were approximately $286,000 in 1996, $255,000 in 1995, and $432,000 in 1994.
         In addition, legal fees paid related to debt restructuring and refinancing services provided by this law firm to the Wholly Owned Properties and Syndicated Partnerships were approximately $523,000 in 1996, $739,400 in 1995 and $935,000 in 1994, respectively.

         Another outside director of the Company has an ownership interest in the lessor of the Company's Ohio office facility (as discussed in Note
         12).

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE 15: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                    First              Second                 Third                 Fourth
                                                   Quarter             Quarter               Quarter                Quarter
                                             ------------------- -------------------- --------------------- -----------------------

Revenues

     1996                                         $ 14,689,011       $   14,711,256        $   15,709,041        $    20,191,682
     1995                                         $  5,541,014       $    6,147,749        $    5,748,023        $     6,239,643


Income before Extraordinary Gain

     1996                                         $  1,091,350       $      757,284        $      887,034        $     2,634,562
     1995                                         $  1,108,805       $    1,494,284        $    1,302,527        $       387,097


Extraordinary Gain/(loss), net of
     Income Taxes

     1996                                         $          0       $            0        $            0        $    (1,614,356)
     1995                                         $    263,952       $      540,070        $            0        $             0


Net Income

     1996                                         $  1,091,350       $      757,284        $      887,034        $     1,020,206
     1995                                         $  1,372,757       $    2,034,354        $    1,302,527        $       387,097 (1)


Net Income per Common Share:
     Income before Extraordinary Item

     1996                                         $       0.28       $         0.19        $         0.22        $          0.64
     1995                                         $       0.28       $         0.39        $         0.34        $          0.10


     Extraordinary Gain/(Loss)

     1996                                         $       0.00       $         0.00        $         0.00        $         (0.39)
     1995                                         $       0.07       $         0.14        $         0.00        $          0.00


     Net Income

     1996                                         $       0.28       $         0.19        $         0.22        $          0.25
     1995                                         $       0.35       $         0.53        $         0.34        $          0.10

(1) Reduced for pre-tax one time charge of $1.5 million related to corporate restructuring (See Note 11).

                                                                    SCHEDULE II

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                Allowance
                                                        for Doubtful Accounts
                                                     ---------------------------
                                                         1996           1995
--------------------------------------------------- --------------- ------------
Balance at Beginning of Period                          $2,468,845    $2,056,051

   Add:  Charged to Costs and Expenses:

   (Recovery)/Reserves associated with loan fees          (300,000)      291,164

   Other reserves                                           92,692       121,630

   Less:  Account Charge Offs                             (227,247)            0
                                                    --------------- ------------
Balance at End of Period                                $2,034,290    $2,468,845
                                                    =============== ============



                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996

------------------------------------------------------------------------------------------------------------------------
     COLUMN A             |          COLUMN B              |     COLUMN C             |       COLUMN D
------------------------------------------------------------------------------------------------------------------------
                          |                                |                          |
     DESCRIPTION -        |       ENCUMBRANCES             |  INITIAL COST TO THE     |            COSTS CAPITALIZED
 (ALL GARDEN APARTMENTS)  |                                |        COMPANY           |              SUBSEQUENT TO
                          |                                |                          |               ACQUISITIONS
                          |                                |                          |
------------------------------------------------------------------------------------------------------------------------
                       |  |       AT     |        AT       |           |  BUILDINGS   |
                       |  |  CONTRACTUAL | STATED CARRYING |    LAND   |     &        | IMPROVEMENTS   CARRYING
 PROPERTY NAME         |ST|     VALUE    |      VALUE      |           | IMPROVEMENTS |                   COSTS
------------------------------------------------------------------------------------------------------------------------

ACADIA COURT II         IN      1,886,146       1,886,146      398,032     1,668,862         1,470          0
AMBERWOOD               OH        908,924         908,924      171,878     1,003,228             0          0
AMESBURY I              OH      1,257,832       1,257,832      136,179     1,133,012         3,030          0
AMESBURY II             OH      1,331,775       1,331,775      168,000     1,621,000         4,660          0
ANNHURST II             OH      1,122,316       1,202,232      123,397     1,006,847             0          0
ANNHURST III            OH        966,308         966,308       70,246     1,003,822             0          0
APPLEGATE APTS II       IN      1,265,575       1,265,575      163,470     1,815,278        10,705          0
APPLERIDGE I            OH      1,061,450       1,061,450      214,233       912,594         7,200          0
ARAGON WOODS            IN      1,150,600       1,150,600      298,431     1,248,762             0          0
ASHFORD HILLS           OH      1,606,595       1,307,867      359,522     1,260,948         2,100          0
BEL AIRE II             FL      1,198,276         436,040       81,451       287,059             0          0
BLUBERRY HILL           FL        771,041         771,041       63,610       362,610           224          0
BRADFORD PLACE          IL      1,181,417         886,338      215,924       719,156          (450)         0
BRUNSWICK APTS          IL      1,449,460       1,449,460       53,500     1,644,920             0          0
BRUNSWICK II            WV      1,341,640       1,341,640      104,000     1,696,000             0          0
CALIFORNIA GARDENS      FL      1,174,998         584,065       96,067       521,414             0          0
CAMBRIDGE COMMONS III   IN      1,888,323       1,271,224        1,087     1,306,118             0          0
CANTERBURY CROSSING     FL      1,507,576         676,592       78,303       385,838             0          0
CEDARGATE II            KY      1,032,435       1,032,435      123,475       966,198             0          0
CEDARHILL               TN      1,487,500       1,487,500      235,269     1,331,238             0          0
CEDARWOOD II            KY      1,020,000       1,020,000      173,648       913,048         3,011          0
CEDARWOOD III           KY        888,760         888,760      122,917       966,624        23,740          0
CENTRE LAKE I, II & III FL      4,952,458       4,952,458    1,210,779     3,116,732         6,239          0
CHERRY GLEN I           IN      1,396,026       1,396,026      203,862     1,465,002             0          0
CHERRY GLENN II         IN      1,143,198       1,143,198        4,343     1,731,393         1,660          0
CHERRY TREE APT         MD      2,217,868       2,217,868      623,153     2,711,201         2,988          0
CLEARWATER APTS         OH      1,061,450       1,061,450      132,478     1,045,131        13,839          0
COLONY WOODS II         GA      1,599,700       1,599,700      273,901     1,556,452             0          0
CRYSTAL COURT II        FL      1,373,608       1,373,608      268,168     1,332,505             0          0
DARTMOUTH PLACE II      OH        897,388         897,388      114,393     1,135,027         2,970          0
DOGWOOD GLEN I          IN      1,792,218       1,792,218      248,246     1,427,201        21,107          0
ELMTREE PARK I          IN      1,223,246       1,223,246      208,426     1,308,102           225          0
ELMTREE PARK II         IN      1,050,340       1,050,340       45,751     1,107,766           163          0
FOREST GLEN             FL      1,136,177       1,136,177      229,086       994,552        12,000          0
FORSYTHIA COURT II      MD      2,414,099       1,801,658      283,697     1,597,543             0          0
FOXHAVEN                OH      1,896,035       1,896,035      403,075     1,657,128        13,745          0
GARDEN COURT            MI      2,185,573       2,185,573      127,573     2,247,404         1,856          0
GARDEN TERRACE I        FL        621,464         621,464       89,123       801,137        39,180          0
GLEN ARM MANOR          GA      1,283,702       1,283,702      148,679     1,274,345        43,359          0




                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996

------------------------------------------------------------------------------------------------------------------------
     COLUMN A             |          COLUMN B              |     COLUMN C             |       COLUMN D
------------------------------------------------------------------------------------------------------------------------
                          |                                |                          |
     DESCRIPTION -        |       ENCUMBRANCES             |  INITIAL COST TO THE     |            COSTS CAPITALIZED
 (ALL GARDEN APARTMENTS)  |                                |        COMPANY           |              SUBSEQUENT TO
                          |                                |                          |               ACQUISITIONS
                          |                                |                          |
------------------------------------------------------------------------------------------------------------------------
                       |  |       AT     |        AT       |           |  BUILDINGS   |
                       |  |  CONTRACTUAL | STATED CARRYING |    LAND   |     &        | IMPROVEMENTS   CARRYING
 PROPERTY NAME         |ST|     VALUE    |      VALUE      |           | IMPROVEMENTS |                   COSTS
------------------------------------------------------------------------------------------------------------------------

GLENVIEW                AL      1,734,783       1,734,783      178,221     1,784,904             0          0
GLENWOOD VILLAGE        GA      1,534,803         890,683      156,445     1,000,148             0          0
HARVEST GROVE           OH      1,124,610       1,124,610      251,000     1,201,600         1,433          0
HARVEST GROVE I         OH      1,400,534       1,400,534      225,001     1,276,072             0          0
HATCHERWAY              GA        971,926         971,926      111,336     1,102,856        18,511          0
HAYFIELD PARK           KY      1,615,000       1,615,000      341,799     1,680,717        11,524          0
HEATHMOORE I            MI      1,601,847       1,601,847      128,605     1,329,672             0          0
HERON POINTE            FL      1,649,000       1,649,000      367,599     1,440,838        20,125          0
HIDDEN ACRES            FL      1,686,279       1,686,279      388,349     1,136,083           685          0
HILLSIDE TRACE          FL      1,025,402       1,025,402      197,277       833,232             0          0
HOLLY SANDS II          FL      1,062,500       1,062,500      231,970       943,482        39,715          0
HUNTER GLEN             IL      1,051,233       1,051,233      256,720     1,461,719             0          0
INDIAN LAKE I & II      GA      4,711,452       4,711,452      898,265     5,262,660         4,481          0
JEFFERSON WAY           FL      1,053,286       1,053,286      116,366     1,062,590        16,769          0
JUPITER COVE I          FL      1,440,394       1,142,910      219,698       805,001             0          0
JUPITER COVE III        FL      1,502,508       1,502,508      285,929     1,026,413             0          0
KINGS COLONY            GA      2,107,287       1,517,566      237,393     1,723,165             0          0
LAKESHORE I             GA      1,265,576       1,265,576       45,846       995,214           (60)         0
LAUREL BAY              MI        924,211         924,211      164,159     1,160,480             0          0
LAUREL GLEN             GA      1,742,500       1,742,500      265,974     1,627,699             0          0
LINDENDALE APTS         OH      1,439,828       1,439,828      188,724     1,717,434             0          0
MARABOU MILLS II        IN      1,030,710       1,030,710       84,391     1,190,609         2,233          0
MARABOU MILLS III       IN      1,205,060       1,205,060       75,122     1,099,183             0          0
MARIBOU MILLS           IN      1,468,322       1,468,322      179,704     1,570,450         4,203          0
MARK LANDING I          FL      1,338,708       1,338,708      250,827     1,481,543        32,904          0
MARSHLANDING II         GA        982,213         934,175       28,851       918,445         2,778          0
MEADOWOOD               OH        493,934         493,934       50,520       573,536             0          0
MEADOWOOD II            IN        760,434         760,434       61,771     1,193,299           463          0
MERRIFIELD              MD      2,127,341       2,127,341      210,294     2,271,824         2,546          0
MIGUEL PLACE            FL      1,504,500       1,504,500      237,234     1,125,414             0          0
MILL RUN                GA      1,283,468       1,283,468      187,772     1,260,209             0          0
MONTROSE SQUARE         OH      1,759,807       1,759,807      568,914     2,184,937             0          0
NEWBERRY II             MI      1,331,331         738,819       91,315       715,532             0          0
OAK GARDENS             FL      2,756,106       1,868,311      582,419     1,758,597           484          0
OAKWOOD VILLAGE         FL        757,708         314,630      103,045       566,398             0          0
PELICAN POINTE I        FL      1,354,265       1,354,265      221,311     1,204,527         9,730          0
PELICAN POINTE II       FL      1,038,343       1,038,343      158,390     1,190,595         9,290          0
PICKERINGTON MEADOWS    OH      1,186,165       1,186,165      150,000     1,200,000             0          0
PINE BARRENS            FL      1,560,120       1,560,120      302,399     1,405,048        51,675          0

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996

------------------------------------------------------------------------------------------------------------------------
     COLUMN A             |          COLUMN B              |     COLUMN C             |       COLUMN D
------------------------------------------------------------------------------------------------------------------------
                          |                                |                          |
     DESCRIPTION -        |       ENCUMBRANCES             |  INITIAL COST TO THE     |            COSTS CAPITALIZED
 (ALL GARDEN APARTMENTS)  |                                |        COMPANY           |              SUBSEQUENT TO
                          |                                |                          |               ACQUISITIONS
                          |                                |                          |
------------------------------------------------------------------------------------------------------------------------
                       |  |       AT     |        AT       |           |  BUILDINGS   |
                       |  |  CONTRACTUAL | STATED CARRYING |    LAND   |     &        | IMPROVEMENTS   CARRYING
 PROPERTY NAME         |ST|     VALUE    |      VALUE      |           | IMPROVEMENTS |                   COSTS
------------------------------------------------------------------------------------------------------------------------

PINE VIEW               FL      1,496,190       1,068,154      260,359       986,494         3,764          0
RAMBLEWOOD II           GA      1,935,831       1,935,831      264,381     1,906,078             0          0
RAVENWOOD               SC      1,718,721       1,718,721      169,601     1,507,589             0          0
RED DEER II             OH      1,261,013       1,261,013      235,173     1,474,820             0          0
RIDGEWOOD               IN      1,223,260       1,223,260      100,301     1,320,200             0          0
RIDGEWOOD II & III      IN      1,393,574       1,393,574      100,795     1,564,956             0          0
RIVER GLEN I            OH      1,106,752       1,106,752      146,287     1,287,027             0          0
RIVER GLEN II           OH      1,184,132       1,184,132      178,568     1,230,268             0          0
RIVERS END II           FL      1,176,332       1,176,332      160,894       936,779             0          0
RIVERVIEW ESTATES       OH      1,392,390       1,392,390       74,073     1,609,026        38,800          0
ROSEWOOD COMMONS II     IN      1,318,698       1,318,698      121,194     1,172,776           201          0
SHERBROOK               IN      1,225,203       1,225,203      141,991     1,254,354             0          0
SHERBROOK               PA      1,397,504       1,397,504      355,188     1,492,285         8,400          0
SKY PINES II            FL      1,070,741       1,070,741      266,498       676,283        50,450          0
SPICEWOOD APT           IN      1,036,385       1,036,385       90,619     1,025,442         2,927          0
SPRINGBROOK             SC      1,742,965       1,742,965      120,467     1,762,353        32,645          0
SPRINGWOOD              KY        839,305         839,305       85,723       844,029        26,000          0
STEWART WAY I           GA      1,396,413       1,396,413      260,869     1,614,962        16,447          0
STEWART WAY II          GA      1,252,664       1,252,664      215,612     1,468,190             0          0
SUFFOLK GROVE II        OH      1,096,137       1,096,137      154,263     1,248,211         2,085          0
SUNSET WAY I            FL      1,685,131       1,685,131      621,326     1,353,585             0          0
SUNSET WAY II           FL      2,719,585       2,144,007      649,409     1,678,049             0          0
THE WILLOWS I           OH        601,932         601,932      157,611       761,576        14,736          0
THE WILLOWS III         OH        884,000         884,000       44,602       871,216         6,054          0
THYMEWOOD II            FL      1,729,672         838,033      429,480       731,592             0          0
VALLEYBROOK             GA      1,586,737       1,586,737      129,440     1,353,762             0          0
WALKER PLACE            TX      1,198,295       1,198,295      269,890     1,196,059             0          0
WHISPERING PINES II     FL        638,957         638,957       71,433       505,435             0          0
WILLCREST WOODS         GA      1,067,846       1,067,846      245,513     1,189,165        16,260          0
WILLOW LAKE             SC      2,099,515       2,099,515      188,704     1,738,232             0          0
WILLOWOOD II            IN      1,065,380       1,065,380      149,671     1,310,162        21,600          0
WILLOWOOD II            OH        957,792         957,792       35,657       622,170             0          0
WINDWOOD I              FL        606,231         606,231       24,569       457,382        27,495          0
WINTHROP COURT II       OH        760,000         760,000      145,906       825,115           300          0
WOODLANDS II            PA      1,189,328       1,189,328      118,447     1,346,599          (249)         0
                             ----------------------------------------------------------------------------------
TOTALS                       $157,381,602    $148,056,017  $23,652,841  $146,087,543      $712,425         $0
                             ==================================================================================


                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
       COLUMN A           |                  COLUMN E                 |   COLUMN F    |   COLUMN G   |  COLUMN H  |    COLUMN I
-----------------------------------------------------------------------------------------------------------------------------------
                          |                                           |               |              |            |
                          |     GROSS AMOUNT AT WHICH CARRIED AT      |               |              |            |  LIFE ON WHICH
     DESCRIPTION -        |     CLOSE OF PERIOD, DECEMBER 31, 1996    |               |              |            | DEPRECIATION IN
 (ALL GARDEN APARTMENTS)  |            NOTES (1) AND (2)              |               |              |            |  LATEST INCOME
----------------------------------------------------------------------|               |              |            |    STATEMENT
                       |  |            |    BUILDINGS   |             |  ACCUMULATED  |   DATE OF    |    DATE    |    IS COMPUTED
                       |  |     LAND   |       &        |    TOTAL    | DEPRECIATION  | CONSTRUCTION |  ACQUIRED  |     NOTE (3)
 PROPERTY NAME         |ST|            |   IMPROVEMENTS |             |    NOTE (3)   |              |            |
-----------------------------------------------------------------------------------------------------------------------------------

ACADIA COURT II         IN     398,032      1,602,171       2,000,203        52,800        06/06/86         N/A           N/A
AMBERWOOD               OH     171,878      1,001,682       1,173,560        31,600        10/01/87         N/A           N/A
AMESBURY I              OH     136,179      1,021,288       1,157,467        34,000        02/17/86         N/A           N/A
AMESBURY II             OH     168,000      1,623,162       1,791,162        54,300          N/A          09/26/95        N/A
ANNHURST II             OH     123,397      1,128,155       1,251,552        36,983        07/01/86         N/A           N/A
ANNHURST III            OH      70,246        978,257       1,048,503        30,300        05/05/88         N/A           N/A
APPLEGATE APTS II       IN     163,470      1,823,186       1,986,656        58,500        06/01/87         N/A           N/A
APPLERIDGE I            OH     214,233        717,454         931,687        25,824        01/01/87         N/A           N/A
ARAGON WOODS            IN     298,431      1,171,393       1,469,824        37,800        12/26/86         N/A           N/A
ASHFORD HILLS           OH     359,522        927,802       1,287,324        30,577        06/23/86         N/A           N/A
BEL AIRE II             FL      81,451        395,381         476,832        13,229        01/01/86         N/A           N/A
BLUBERRY HILL           FL      63,610        362,275         425,885        11,700        12/01/86         N/A           N/A
BRADFORD PLACE          IL     215,924        615,347         831,271        20,158        07/23/86         N/A           N/A
BRUNSWICK APTS          IL      53,500      1,607,542       1,661,042        53,200        04/01/86         N/A           N/A
BRUNSWICK II            WV     104,000      1,693,983       1,797,983        56,400          N/A          09/26/95        N/A
CALIFORNIA GARDENS      FL      96,067        396,171         492,238        12,550        07/01/87         N/A           N/A
CAMBRIDGE COMMONS III   IN       1,087      1,171,693       1,172,780        36,475        01/29/88         N/A           N/A
CANTERBURY CROSSING     FL      78,303        546,200         624,503        19,614        12/01/83         N/A           N/A
CEDARGATE II            KY     123,475        867,384         990,859        28,500        06/01/86         N/A           N/A
CEDARHILL               TN     235,269      1,225,967       1,461,236        40,300        05/30/86         N/A           N/A
CEDARWOOD II            KY     173,648        885,104       1,058,752        29,600        01/01/86         N/A           N/A
CEDARWOOD III           KY     122,917        988,875       1,111,792        33,400        05/20/86         N/A           N/A
CENTRE LAKE I, II & III FL   1,210,779      3,109,169       4,319,948       102,700        06/01/86         N/A           N/A
CHERRY GLEN I           IN     203,862      1,450,193       1,654,055        47,500        07/10/86         N/A           N/A
CHERRY GLENN II         IN       4,343      1,682,732       1,687,075        54,000        04/01/87         N/A           N/A
CHERRY TREE APT         MD     623,153      2,428,672       3,051,825        79,300        09/01/86         N/A           N/A
CLEARWATER APTS         OH     132,478        966,579       1,099,057        31,900        11/01/86         N/A           N/A
COLONY WOODS II         GA     273,901      1,502,115       1,776,016        46,600        03/28/88         N/A           N/A
CRYSTAL COURT II        FL     268,168      1,217,477       1,485,645        40,000        06/01/86         N/A           N/A
DARTMOUTH PLACE II      OH     114,393      1,082,021       1,196,414        35,700        07/18/86         N/A           N/A
DOGWOOD GLEN I          IN     248,246      1,305,749       1,553,995        43,746        07/18/86         N/A           N/A
ELMTREE PARK I          IN     208,426      1,172,043       1,380,469        38,500        06/08/86         N/A           N/A
ELMTREE PARK II         IN      45,751      1,105,662       1,151,413        35,300        05/01/87         N/A           N/A
FOREST GLEN             FL     229,086        915,022       1,144,108        31,000        01/01/86         N/A           N/A
FORSYTHIA COURT II      MD     283,697      1,469,727       1,753,424        46,811        06/01/87         N/A           N/A
FOXHAVEN                OH     403,075      1,576,864       1,979,939        52,100        08/18/86         N/A           N/A
GARDEN COURT            MI     127,573      2,161,190       2,288,763        67,000        04/22/88         N/A           N/A
GARDEN TERRACE I        FL      89,123        839,083         928,206        33,900        09/01/81         N/A           N/A
GLEN ARM MANOR          GA     148,679      1,181,627       1,330,306        41,000        01/01/86         N/A           N/A

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
       COLUMN A           |                  COLUMN E                 |   COLUMN F    |   COLUMN G   |  COLUMN H  |    COLUMN I
-----------------------------------------------------------------------------------------------------------------------------------
                          |                                           |               |              |            |
                          |     GROSS AMOUNT AT WHICH CARRIED AT      |               |              |            |  LIFE ON WHICH
     DESCRIPTION -        |     CLOSE OF PERIOD, DECEMBER 31, 1996    |               |              |            | DEPRECIATION IN
 (ALL GARDEN APARTMENTS)  |            NOTES (1) AND (2)              |               |              |            |  LATEST INCOME
----------------------------------------------------------------------|               |              |            |    STATEMENT
                       |  |            |    BUILDINGS   |             |  ACCUMULATED  |   DATE OF    |    DATE    |    IS COMPUTED
                       |  |     LAND   |       &        |    TOTAL    | DEPRECIATION  | CONSTRUCTION |  ACQUIRED  |     NOTE (3)
 PROPERTY NAME         |ST|            |   IMPROVEMENTS |             |    NOTE (3)   |              |            |
-----------------------------------------------------------------------------------------------------------------------------------

GLENVIEW                AL     178,221      1,596,313       1,774,534        52,200        08/01/86         N/A           N/A
GLENWOOD VILLAGE        GA     156,445        656,472         812,917        21,216        12/01/86         N/A           N/A
HARVEST GROVE           OH     251,000      1,201,181       1,452,181        40,100          N/A          09/26/95        N/A
HARVEST GROVE I         OH     225,001      1,157,494       1,382,495        37,700        09/08/86         N/A           N/A
HATCHERWAY              GA     111,336      1,089,384       1,200,720        37,000        01/01/86         N/A           N/A
HAYFIELD PARK           KY     341,799      1,516,918       1,858,717        50,200        07/17/86         N/A           N/A
HEATHMOORE I            MI     128,605      1,190,421       1,319,026        38,900        07/31/86         N/A           N/A
HERON POINTE            FL     367,599      1,417,656       1,785,255        48,000        01/01/86         N/A           N/A
HIDDEN ACRES            FL     388,349        437,395         825,744        14,041        01/01/87         N/A           N/A
HILLSIDE TRACE          FL     197,277        831,948       1,029,225        26,200        09/01/87         N/A           N/A
HOLLY SANDS II          FL     231,970        962,066       1,194,036        33,100        06/01/86         N/A           N/A
HUNTER GLEN             IL     256,720      1,314,349       1,571,069        42,100        03/01/87         N/A           N/A
INDIAN LAKE I & II      GA     898,265      4,878,142       5,776,407       154,600        08/11/87         N/A           N/A
JEFFERSON WAY           FL     116,366      1,057,936       1,174,302        33,800        08/01/87         N/A           N/A
JUPITER COVE I          FL     219,698        877,950       1,097,648        27,728        09/01/87         N/A           N/A
JUPITER COVE III        FL     285,929      1,024,831       1,310,760        32,300        09/01/87         N/A           N/A
KINGS COLONY            GA     237,393      1,226,496       1,463,889        38,424        11/15/87         N/A           N/A
LAKESHORE I             GA      45,846        893,969         939,815        29,300        06/20/86         N/A           N/A
LAUREL BAY              MI     164,159      1,070,561       1,234,720        31,800        10/01/89         N/A           N/A
LAUREL GLEN             GA     265,974      1,625,191       1,891,165        53,600        04/04/86         N/A           N/A
LINDENDALE APTS         OH     188,724      1,632,869       1,821,593        52,300        03/01/87         N/A           N/A
MARABOU MILLS II        IN      84,391      1,144,923       1,229,314        35,000          N/A          10/29/93        N/A
MARABOU MILLS III       IN      75,122      1,097,431       1,172,553        34,400        12/01/87         N/A           N/A
MARIBOU MILLS           IN     179,704      1,572,233       1,751,937        51,700        06/23/86         N/A           N/A
MARK LANDING I          FL     250,827      1,512,164       1,762,991        48,900        11/01/87         N/A           N/A
MARSHLANDING II         GA      28,851        882,456         911,307        28,595        12/31/86         N/A           N/A
MEADOWOOD               OH      50,520        572,652         623,172        19,100        01/01/86         N/A           N/A
MEADOWOOD II            IN      61,771      1,040,637       1,102,408        34,200        05/30/86         N/A           N/A
MERRIFIELD              MD     210,294      2,198,381       2,408,675        68,900        01/11/88         N/A           N/A
MIGUEL PLACE            FL     237,234      1,083,604       1,320,838        34,200        10/01/87         N/A           N/A
MILL RUN                GA     187,772      1,258,267       1,446,039        41,500        04/14/86         N/A           N/A
MONTROSE SQUARE         OH     568,914      2,160,316       2,729,230        72,000        01/01/87         N/A           N/A
NEWBERRY II             MI      91,315        626,087         717,402        20,204        12/26/86         N/A           N/A
OAK GARDENS             FL     582,419      1,249,586       1,832,005        39,063        01/01/88         N/A           N/A
OAKWOOD VILLAGE         FL     103,045        210,100         313,145         6,994        01/01/86         N/A           N/A
PELICAN POINTE I        FL     221,311      1,212,401       1,433,712        38,500        11/01/87         N/A           N/A
PELICAN POINTE II       FL     158,390      1,121,018       1,279,408        35,700        11/01/87         N/A           N/A
PICKERINGTON MEADOWS    OH     150,000      1,198,151       1,348,151        39,900          N/A          03/29/95        N/A
PINE BARRENS            FL     302,399      1,454,558       1,756,957        49,800        06/01/86         N/A           N/A

                                      F-38

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996

-----------------------------------------------------------------------------------------------------------------------------------
       COLUMN A           |                  COLUMN E                 |   COLUMN F    |   COLUMN G   |  COLUMN H  |    COLUMN I
-----------------------------------------------------------------------------------------------------------------------------------
                          |                                           |               |              |            |
                          |     GROSS AMOUNT AT WHICH CARRIED AT      |               |              |            |  LIFE ON WHICH
     DESCRIPTION -        |     CLOSE OF PERIOD, DECEMBER 31, 1996    |               |              |            | DEPRECIATION IN
 (ALL GARDEN APARTMENTS)  |            NOTES (1) AND (2)              |               |              |            |  LATEST INCOME
----------------------------------------------------------------------|               |              |            |    STATEMENT
                       |  |            |    BUILDINGS   |             |  ACCUMULATED  |   DATE OF    |    DATE    |    IS COMPUTED
                       |  |     LAND   |       &        |    TOTAL    | DEPRECIATION  | CONSTRUCTION |  ACQUIRED  |     NOTE (3)
 PROPERTY NAME         |ST|            |   IMPROVEMENTS |             |    NOTE (3)   |              |            |
-----------------------------------------------------------------------------------------------------------------------------------

PINE VIEW               FL     260,359        810,665       1,071,024        26,105        05/01/87         N/A           N/A
RAMBLEWOOD II           GA     264,381      1,763,395       2,027,776        57,400        10/01/86         N/A           N/A
RAVENWOOD               SC     169,601      1,505,266       1,674,867        48,100        05/07/87         N/A           N/A
RED DEER II             OH     235,173      1,380,894       1,616,067        43,700        08/01/87         N/A           N/A
RIDGEWOOD               IN     100,301      1,320,199       1,420,500        18,336          N/A          08/01/96        N/A
RIDGEWOOD II & III      IN     100,795      1,415,338       1,516,133        46,900        03/01/86         N/A           N/A
RIVER GLEN I            OH     146,287      1,244,725       1,391,012        39,900        04/01/87         N/A           N/A
RIVER GLEN II           OH     178,568      1,196,259       1,374,827        37,600        11/01/87         N/A           N/A
RIVERS END II           FL     160,894        908,316       1,069,210        30,300        01/01/86         N/A           N/A
RIVERVIEW ESTATES       OH      74,073      1,645,347       1,719,420        60,100        01/01/87         N/A           N/A
ROSEWOOD COMMONS II     IN     121,194      1,171,170       1,292,364        37,300        06/01/87         N/A           N/A
SHERBROOK               IN     141,991      1,201,653       1,343,644        39,400        06/16/86         N/A           N/A
SHERBROOK               PA     355,188      1,436,005       1,791,193        46,700        12/20/86         N/A           N/A
SKY PINES II            FL     266,498        725,691         992,189        25,800        06/01/86         N/A           N/A
SPICEWOOD APT           IN      90,619        983,867       1,074,486        32,700        03/16/86         N/A           N/A
SPRINGBROOK             SC     120,467      1,725,155       1,845,622        58,000        06/13/86         N/A           N/A
SPRINGWOOD              KY      85,723        868,728         954,451        30,000        01/01/86         N/A           N/A
STEWART WAY I           GA     260,869      1,617,084       1,877,953        54,600        01/01/86         N/A           N/A
STEWART WAY II          GA     215,612      1,465,928       1,681,540        47,400        12/01/86         N/A           N/A
SUFFOLK GROVE II        OH     154,263      1,191,012       1,345,275        38,000        06/01/87         N/A           N/A
SUNSET WAY I            FL     621,326      1,351,499       1,972,825        42,800        08/01/87         N/A           N/A
SUNSET WAY II           FL     649,409      1,475,311       2,124,720        45,703        04/27/88         N/A           N/A
THE WILLOWS I           OH     157,611        754,543         912,154        27,500        01/01/87         N/A           N/A
THE WILLOWS III         OH      44,602        839,952         884,554        26,900        07/01/87         N/A           N/A
THYMEWOOD II            FL     429,480        362,932         792,412        12,118        01/01/86         N/A           N/A
VALLEYBROOK             GA     129,440      1,351,676       1,481,116        43,900        10/15/86         N/A           N/A
WALKER PLACE            TX     269,890      1,194,216       1,464,106        37,200        01/25/88         N/A           N/A
WHISPERING PINES II     FL      71,433        504,656         576,089        16,700        03/31/86         N/A           N/A
WILLCREST WOODS         GA     245,513      1,171,951       1,417,464        38,500        12/31/86         N/A           N/A
WILLOW LAKE             SC     188,704      1,754,417       1,943,121        56,785        12/12/86         N/A           N/A
WILLOWOOD II            IN     149,671      1,222,104       1,371,775        39,700        06/01/87         N/A           N/A
WILLOWOOD II            OH      35,657        596,607         632,264        19,500        08/01/86         N/A           N/A
WINDWOOD I              FL      24,569        484,172         508,741        16,100        05/01/88         N/A           N/A
WINTHROP COURT II       OH     145,906        823,536         969,442        27,400        02/25/86         N/A           N/A
WOODLANDS II            PA     118,447      1,281,910       1,400,357        41,100        03/01/87         N/A           N/A
                           ---------------------------------------------------------
                           $23,652,841   $137,917,083    $161,569,924    $4,478,379
                           =========================================================


                         CARDINAL REALTY SERVICES, INC.
                             NOTES TO SCHEDULE III
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

Note (1) Schedule III Reconciliation:                1996              1995             1994
                                            ----------------- ----------------- ------------------

Balance as of beginning of year             $    164,334,055  $     166,430,698 $     170,171,409  (4)

  Additions during the year

     Acquisitions of Property                      1,420,501          6,391,600                 0

     Costs Capitalized                               702,056                  0                 0

  Deductions during the period

     Disposals through foreclosure                (4,886,688)        (3,380,382)       (3,607,081)

     Other (4)                                             0           (937,482)         (253,908)

     Application of Income from the
     Effective Date through
     December 31, 1995 upon full
     consolidation from "Held for Sale"
     classification                                        0         (4,170,379)             N/A
                                            ----------------- ----------------- ------------------
Balance at close of period                       161,569,924        164,334,055      166,310,420

Other

     Furniture and Fixtures                                0          3,368,617        4,160,477

     Application of Income from the
     Effective  Date through
     December 31, 1995 upon full
     consolidation from "Held for Sale"
     classification                                       0          (3,368,617)             N/A
                                            ----------------- ----------------- ------------------
                                                161,569,924         164,334,055      170,470,897

Income for the Period from the
     Effective Date to December 31, 1995,
     and 1994, respectively                             N/A                 N/A       (6,236,719)

Other Assets Held for Sale                              N/A                 N/A              N/A
                                            ----------------- ----------------- ------------------
Balance, Operating Real Estate
     Assets, December 31, 1996,
     1995 & 1994, respectively                 $161,569,924        $164,334,055     $164,234,178
                                            ================= ================= ==================

        Note (2) Tax basis of assets: The tax basis for federal income tax purposes in the real estate was approximately $117,700,000 at December 31, 1996.

        Note (3) Depreciation: No depreciation has been provided for the period September 11, 1992 (Effective Date) to December 31, 1995 as the assets were held for sale. (See Notes 1 and 2 to Consolidated Financial Statements).

        Note (4) Correction of interest recorded in prior years; such interest was capitalized during the period the Wholly Owned Properties were classified as Held for Sale and therefore has no impact on equity.

                                      F-40