Form 10-K/A
period 1996-12-31
CARDINAL REALTY SERVICES INC
filed 1997-04-14
CIK 903324

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           FORM 10-K/A AMENDMENT NO. 1


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]


As of March 28, 1997 aggregate market value of voting stock held by non-affiliates (based on total shares outstanding reduced by the number of shares held by directors, officers, and other affiliates) of the Registrant was $91,050,152 based on the closing price reported on the Nasdaq National Market tier of the Nasdaq Stock Market.

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

The following document is incorporated herein by reference: None

--------------------------------------------------------------------------------

                              PRELIMINARY STATEMENT


         This Form 10-K/A is being filed by Cardinal Realty Services, Inc. (the "Company") in order to correct certain inaccuracies previously reported in two tables of statistical information under the sub-headings of "Wholly Owned Properties" and "Syndicated Properties" in Part I, Item 1 Business - The Company's Business on pages 10 and 12 of its previously filed Annual Report on Form 10-K for its fiscal year ended December 31, 1996 (the "1996 Form 10-K"), and part (b) under the sub-heading "Compliance with Section 16 of the Exchange Act" in Part III, Item 10 Directors and Executive Officers of the Registrant on page 36 of the 1996 Form 10-K. In particular, the following three line items in each of the above-referenced tables of statistical information included quarterly instead of monthly figures: Property-Operating Expenses/Unit/Month, Capital and Maintenance/Unit/Month and Real Estate Taxes/Unit/Month. In addition certain information required to be disclosed under the sub-heading "Compliance with Section 16 of the Exchange Act" was erroneously omitted. In accordance with the rules of the Securities and Exchange Commission, the Company has amended and restated the statistical information portion of the two tables under the sub-headings of "Wholly Owned Properties" and "Syndicated Properties" in Part I,
Item 1 Business - The Company's Business on pages 10 and 12 of the 1996 Form 10-K, and part (b) under the sub-heading "Compliance with Section 16 of the Exchange Act" in Part III, Item 10 Directors and Executive Officers of the Registrant on page 36 of the 1996 Form 10-K under cover of this Form 10-K/A.

         Part I, Item 1 Business. The statistical information portion of the two tables in the subsection entitled "The Company's Business" and the subheadings of "Wholly Owned Properties" and "Syndicated Properties" included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 is hereby amended and restated as follows.



Wholly Owned Properties

                                                                    Quarter Ending                           Year          Year
                                                -------------------------------------------------------     Ending        Ending
                                                 March 31,      June 30,       Sept. 30,      Dec. 31,     Dec. 31,      Dec. 31,
                                                   1996           1996            1996          1996         1996          1995
                                                -----------    -----------    ------------   ----------   -----------   ----------
Statistical information
-----------------------

Properties at end of period.................            114            114             114          113           113          116
Average Units...............................          8,777          8,587           8,574        8,568         8,626        8,777
Ave Economic Occupancy......................          89.7%          92.5%           91.0%        91.1%         91.1%        91.8%
Ave Rent Collected/Unit/Month ..............           $378           $385            $389         $396          $387         $366
Property - Operating Expenses/Unit/Month....           $144           $145            $149         $154          $148         $142
Capital & Maintenance/Unit/Month............            $27            $39             $31          $36           $33          $38
Real Estate Taxes/Unit/Month................            $32            $32             $32          $31           $32          $30
Property - Operating Expense Ratio..........          37.3%          36.4%           37.1%        37.6%         37.1%        37.9%


Syndicated Partnerships


                                                                    Quarter Ending                           Year          Year
                                                -------------------------------------------------------     Ending        Ending
                                                 March 31,      June 30,       Sept. 30,      Dec. 31,     Dec. 31,      Dec. 31,
                                                   1996           1996            1996          1996         1996          1995
                                                -----------    -----------    ------------   ----------   -----------   ----------
Statistical information
-----------------------

Properties at end of period.................            414           414             414          409           409           415
Average Units...............................         26,197        26,197          26,197       26,084        26,162        26,374
Ave Economic Occupancy......................          91.2%         92.4%           92.7%        92.9%         92.4%         91.9%
Average Rent Collected/Unit/Month ..........           $377          $385            $390         $395          $387          $369
Property - Operating Expenses/Unit/Month....           $151          $146            $152         $155          $151          $147
Capital & Maintenance/Unit/Month............            $34           $35             $42          $62           $43           $49
Real Estate Taxes/Unit/Month................            $30           $30             $29          $30           $30           $29
Property - Operating Expense Ratio..........          39.1%         36.9%           37.7%        37.9%          37.9%        39.1%

         Part III, Item 10. The subsection entitled "COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT" included in the Annual Report on Form 10-K for the year ended December 31, 1996 is hereby amended and restated as follows.


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


         To the Company's knowledge, based on its review of the copies of such forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Company believes that during the previous fiscal year, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with except as follows. In August 1996, Messr. Patrick M. Holder received shares of restricted Common Stock in connection with the Company's acquisition of Lexford Properties, Inc., some of which shares are subject to forfeiture, and the appropriate Form 4 was not filed on his behalf within the required time period. In January 1997, options were granted to Messrs. Michele R. Souder and Ronald P. Koegler and the appropriate Form 4 was not filed on their behalf within the required time period. Forms 4 for Messrs. Holder, Souder and Koegler were filed promptly after the failure to file such forms was discovered.

                                   SIGNATURES

         Pursuant to requirements of Rule 12b-15 under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   CARDINAL REALTY SERVICES, INC.
                                           (Registrant)


Date:   April 14, 1997             By:     /s/ John B. Bartling, Jr.
                                           -------------------------------------
                                           John B. Bartling, Jr., President and
                                           Chief Executive Officer