Form 10-Q
period 1997-03-31
CARDINAL REALTY SERVICES INC
filed 1997-05-13
CIK 903324

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

                         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

As of May 12, 1997 there were 4,486,592 shares of common stock issued.

                    Page 1 of 28 sequentially numbered pages

                            Exhibit Index on page 26

================================================================================

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                                      INDEX


PART I   -  FINANCIAL INFORMATION                                       Page No.

  Item 1. Financial Statements:
          Consolidated Balance Sheets as of March 31, 1997
              (Unaudited) and December 31, 1996 (Audited)                      3

          Consolidated Statements of Income for the
              Three Months Ended March 31, 1997 and 1996 (Unaudited)           4

          Consolidated Statement of Shareholders' Equity
              for the Three Months Ended March 31, 1997 (Unaudited)            5

          Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1997 and 1996 (Unaudited)         6-7

          Notes to Consolidated Financial Statements                        8-15

  Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    16-25


PART II   - OTHER INFORMATION

  Item 1.   Legal Proceedings                                                 26

  Item 2.   Changes in Securities                                             26

  Item 3.   Defaults upon Senior Securities                                   26

  Item 4.   Submission of Matters to a Vote of Security Holders               26

  Item 5.   Other Information                                                 26

  Item 6.   Exhibits and Reports on Form 8-K                                  26

Signatures                                                                    27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
           MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996 (AUDITED)

                                                                                          March 31,           December 31,
                                                                                             1997                 1996
                                                                                      -----------------    ------------------
                                        ASSETS
Operating Real Estate (Note 2):
   Land                                                                               $      23,652,841    $       23,652,841
   Building and Improvements                                                                138,087,242           137,917,083
                                                                                      -----------------    ------------------
                                                                                            161,740,083           161,569,924

   Accumulated Depreciation                                                                  (5,628,264)           (4,478,379)
                                                                                      -----------------    ------------------
                                                                                            156,111,819           157,091,545
Interests in and Receivables from Syndicated Partnerships (Notes 1 and 4)                    53,804,328            54,610,421
Cash (Note 1)                                                                                 3,312,452             3,593,121
Accounts Receivable, Affiliates (less an allowance
   of $2,063,514 at March 31, 1997 and $2,034,290 at
   December 31, 1996), Residents and Officers (Note 4)                                        2,762,001             5,044,603
Furniture, Fixtures and Other, Net                                                            1,105,316             1,167,579
Funds Held in Escrow (Note 1)                                                                14,009,345            14,011,013
Prepaids and Other (Note 1)                                                                   9,697,452             9,849,497
                                                                                      -----------------    ------------------
                                                                                      $     240,802,713     $     245,367,779
                                                                                      =================    ==================
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages, Term Debt and Other Notes Payable:
   Mortgages on Operating Real Estate (Notes 2 & 3)                                   $     147,423,118    $      148,056,017
   Term Debt                                                                                 10,425,551            15,118,048
   Other Notes Payable                                                                          119,994               145,220
                                                                                      -----------------    ------------------
                                                                                            157,968,663           163,319,285
Accounts Payable                                                                              1,392,745             1,560,749
Accrued Interest, Real Estate and Other Taxes (Notes 2 & 3)                                   4,442,942             4,023,310
Other Accrued Expenses                                                                        6,529,450             8,531,031
Other Liabilities                                                                             5,804,191             5,424,226
                                                                                      -----------------    ------------------
   Total Liabilities                                                                        176,137,991           182,858,601
                                                                                      -----------------    ------------------
Shareholders' Equity (Note 1):
   Preferred Stock, 1,500,000 shares authorized, unissued                                             0                     0
   Common Stock 13,500,000 shares authorized with no stated value,
       3,979,954 and 3,892,600 shares issued and outstanding
       at March 31, 1997 and December 31, 1996, respectively                                 29,122,547            29,122,547
   Additional Paid-in Capital                                                                16,847,932            15,968,426
   Retained Earnings                                                                         18,694,243            17,418,205
                                                                                      -----------------    ------------------
                                                                                             64,664,722            62,509,178
                                                                                      -----------------    ------------------
                                                                                      $     240,802,713    $      245,367,779
                                                                                      =================    ==================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       3

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                            Three                     Three
                                                                         Months Ended              Months Ended
                                                                       March 31, 1997            March 31, 1996
                                                                     -------------------       -------------------
Revenues:  (Note 4)
    Rental and Other Revenues - Wholly Owned Properties              $        10,187,032       $        10,190,141
    Fee Based                                                                  3,903,495                 2,821,035
    Interest, Principally from Syndicated Partnerships                         2,602,255                 1,436,333
    Income from Disposal of Non-Core Assets                                       68,445                   168,889
    Other                                                                         69,045                    72,613
                                                                     -------------------       -------------------
                                                                              16,830,272                14,689,011
                                                                     -------------------       -------------------
Expenses:
    Rental Operating                                                           4,935,895                 5,251,290
    Fee Based                                                                  3,173,928                 1,488,552
    Administration                                                             1,296,526                   971,946
    Restructure Costs                                                            250,000                         0
    Interest - Corporate Debt                                                    169,929                   299,860
    Interest - Wholly Owned Property Debt                                      3,447,086                 3,563,509
    Depreciation and Amortization                                              1,465,070                 1,327,904
                                                                     -------------------       -------------------
                                                                              14,738,434                12,903,061
                                                                     -------------------       -------------------

Income before Income Taxes                                                     2,091,838                 1,785,950
Provision for Income Taxes
    Credited to Additional Paid-in Capital                                       715,800                   572,200

    Current                                                                      100,000                   122,400
                                                                     -------------------       -------------------
Net Income                                                           $         1,276,038       $         1,091,350
                                                                     ===================       ===================

Net Income per Common Share                                          $              0.31       $              0.28
                                                                     ===================       ===================
Weighted Average Common Shares Outstanding                                     4,144,000                 3,862,000
                                                                     ===================       ===================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       4

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

                                                            Common Stock             Additional
                                                   ------------------------------      Paid-in        Retained
                                                     Shares           Amount           Capital        Earnings            Total
                                                   -----------   ----------------  --------------- --------------   ---------------

Balance,  January 1, 1997                            3,892,600   $    29,122,547   $    15,968,426 $   17,418,205   $   62,509,178

Shares issued, in connection with
the claims resolution process                           11,622

Exercise of options under non-qualified
stock option plan                                        4,690                              12,288                          12,288

Restricted Stock Compensation and Director
Restricted Stock Plan, net of 22,334 shares
subject to vesting restrictions (Note 1)                71,042                             151,418                         151,418

Credit from utilization of pre-confirmation
tax benefits                                                                               715,800                         715,800

Net Income for the period                                                                                1,276,038       1,276,038

                                                   -----------   ----------------  ---------------  --------------  ---------------
Balance, March 31, 1997 (Note 1)                     3,979,954   $    29,122,547   $    16,847,932  $   18,694,243  $   64,664,722
                                                   ===========   ================  ===============  ==============  ===============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        5

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997, AND 1996
                                   (UNAUDITED)

                                                                                       Three                    Three
                                                                                    Months Ended             Months Ended
                                                                                   March 31, 1997           March 31, 1996
                                                                               ----------------------    -------------------
Cash Flows provided by Operating activities:
  Management Services and Investment Management activities:
   Cash received from Fee Based activities                                     $            5,783,797    $         5,755,567
   Cash received from Interests in and Receivables from Syndicated                          3,385,002              1,329,164
   Partnerships
   Cash Receipts -- other                                                                     712,203                553,976
   Cash paid to Vendors, Suppliers and Employees                                           (6,107,631)            (6,191,138)
   Interest paid on Term Debt and Other Notes Payable                                        (169,328)              (327,198)
   Income Taxes paid - City and State                                                         (48,541)               (77,038)
   Taxes paid, other than Income Taxes                                                        (35,872)               (38,650)
   Payments related to non-recurring items                                                   (108,387)              (402,124)
                                                                               ----------------------    -------------------
                                                                                            3,411,243                602,559
                                                                               ----------------------    -------------------
  Real Estate Asset activities:
   Cash received from Rental activities                                                    10,141,753             10,213,940
   Payments on Rental activities                                                           (4,722,313)            (5,572,884)
   Interest paid on Mortgages                                                              (3,483,626)            (3,326,627)
                                                                               ----------------------    -------------------
                                                                                            1,935,814              1,314,429
                                                                               ----------------------    -------------------
Net Cash provided by Operating activities                                                   5,347,057              1,916,988
                                                                               ----------------------    -------------------
Cash flows provided by/(used in) Investing activities:
  Management Services and Investment Management activities:
   Proceeds from sale of Non-Core Assets and Other                                             64,031                 47,564
   Capital Expenditures                                                                      (122,775)               (71,021)
   Repayment of Advances from Syndicated Partnerships                                         104,192              1,027,298
  Real Estate Assets activities:
   Funding of Escrows                                                                        (232,282)               (43,214)
   Capital Expenditures                                                                      (170,160)               (62,017)
                                                                               ----------------------    -------------------
Net Cash provided by/(used in) Investing activities                                          (356,994)               898,610
                                                                               ----------------------    -------------------

Cash Flows used in Financing activities:
  Management Services and Investment Management activities:
   Proceeds from the exercise of Stock Options                                                 12,288                 35,307
   Redemption of Stock held by Syndicated Partnerships                                              0                (31,330)
   Principal Payment on Term Debt and Other                                                (4,778,044)            (1,436,304)
  Real Estate Asset activities:
   Proceeds from Mortgage Debt                                                                      0              2,260,000
   Payments on Mortgages - principal amortization                                            (504,976)              (553,593)
   Payments on Mortgages - lump sum                                                                 0             (2,144,783)
                                                                               ----------------------    -------------------
Net Cash used in Financing Activities                                                      (5,270,732)            (1,870,703)
                                                                               ----------------------    -------------------
(Decrease)/Increase in Cash                                                                  (280,669)               944,895
Cash at Beginning of Year                                                                   3,593,121              2,751,986
                                                                               ----------------------    -------------------
Cash at End of Period                                                          $            3,312,452    $         3,696,881
                                                                               ======================    ===================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        6

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                                  March 31,              March 31,
                                                                                     1997                   1996
                                                                               ----------------       ----------------
Reconciliation of Net Income to
 Net Cash provided by Operating activities:
   Net Income                                                                  $      1,276,038       $      1,091,350
   Adjustments to reconcile Net Income to Net Cash
     provided by Operating activities:
       Depreciation and Amortization                                                  1,465,070              1,327,904
       Provision for losses on Accounts Receivable                                       29,225                 26,364
       Income from Disposal of Non-Core Assets                                          (68,445)              (168,889)
       Provision for Income Taxes Credited to Paid-in Capital                           715,800                572,200
       Changes in Operating Assets and Liabilities:
          Interests in and Receivables from Syndicated Partnerships                     701,901                (25,925)
          Accounts Receivable and Other Assets                                        2,458,240              3,451,520
          Accounts Payable and Other Liabilities                                     (1,230,772)            (4,357,536)
                                                                               -----------------      ----------------
Net Cash provided by Operating activities                                      $      5,347,057       $      1,916,988
                                                                               =================      ================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In the first quarter of 1996, the Company granted deeds in lieu of foreclosure for two Wholly Owned Properties. The Properties had an aggregate carrying value of $2.5 million. No gain or loss was recognized on this transaction because the assets and the non-recourse mortgages on the Properties had been recorded in equal amounts.



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        7

NOTE 1  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Cardinal Realty Services, Inc. and its wholly owned subsidiaries (collectively the "Company"). For consolidated financial statement purposes, the "Company" also includes limited partnerships and other legal entities which own Operating Real Estate Assets and in which the Company, in turn, owns a 100% equity interest. The Company holds an ownership interest in apartment communities either as (i) the sole owner of various limited partnerships or subsidiaries which own apartment communities (the "Wholly Owned Properties"), or (ii) the general partner in various limited partnerships which own apartment communities (the "Syndicated Partnerships"), collectively referred to as the "Properties". All significant intercompany balances and transactions have been eliminated in this consolidation. The accompanying consolidated financial statements, except for the Consolidated Balance Sheet at December 31, 1996, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements, the notes hereto and the capitalized terms included herein should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 1996.

     The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Business Overview
-----------------

     The Company engages in two core business activities: 1) management of multifamily residential real property, including provision of management services to owners of property in which the Company does not have an ownership interest ("Management Services"); and 2) activities related to the ownership of multifamily residential real property, including provision of asset management services to passive co-owners ("Investment Management").

     Management Services
     -------------------

     The Company's Management Services division is charged with the conduct of the Company's property management business. The Company's property management business involves all traditional elements of third party property management including: day-to-day management and maintenance of multi-family residential properties, attracting and retaining qualified residents, collecting rents and other receivables from residents, providing cash management services for rental revenues, security deposits, taxes and insurance and deferred maintenance escrows, and compiling and furnishing information to property owners.

     Effective August 1, 1996, the Company acquired Lexford Properties, Inc. ("Lexford") by merger of a wholly owned subsidiary of the Company with and into Lexford. On that date, Lexford became a wholly owned subsidiary of the Company. Lexford has been engaged in the business of third party property management services to the owners of multifamily residential real property since commencing business operations in June 1988. At the time the Company acquired Lexford, Lexford managed approximately 22,000 apartment units for third party owners. Lexford succeeded to the operation of the Company's Management Services division. Accordingly, the Company's property management business is conducted through Lexford. Management believes that the acquisition of Lexford has enhanced the Company's property management capabilities and will facilitate the Company's ability to acquire, as well as service, additional multifamily residential properties in the future, including properties owned by the Company. (SEE "LEXFORD ACQUISITION").

     The Company's Management Services division also operates an adjunct business which the Company refers to as "Ancillary Services". The Company's Ancillary Services include the sale of parts and supplies to both the Wholly Owned Properties and the Syndicated Partnerships and also the leasing of furniture and sale of renters insurance to residents at the Properties. In 1996 the Company contracted to outsource the parts and supply inventory previously handled internally by the Company's Ancillary Services group. The Company completed the outsourcing by the end of 1996. The Company's Ancillary Services department currently provides assistance to most of the properties managed by Lexford, in the acquisition of needed parts and supplies and the management of a coordinated buying group enjoying substantial volume discounts. In consideration of these services, the Company generates income by retaining some portion of discounts earned.

     Investment Management
     ---------------------

     The objective of the Company's Investment Management division is to maximize the value of its real estate holdings and its returns on real estate investments. The Company strives to obtain and maintain the best available financing for the Properties and to maximize the Properties' operating performance. The Company evaluates the performance of all real estate holdings to identify investment requirements, under-performing Properties or those that can be sold at an attractive price relative to their performance. The Company maintains at least a 1% partnership interest in each of the Syndicated
Partnerships; though usually a 9% or a 10% interest. Beyond its equity investment in the Properties, the Company holds receivables from a majority of the Syndicated Partnerships (SEE "RECORDED VALUES OF RECEIVABLES FROM SYNDICATED PARTNERSHIPS" AND NOTE 4). The remaining partnership interests are substantially all owned by unrelated third party limited partner investors.

     The Company's Investment Management division, acting in the Company's capacity as general partner of the Syndicated Partnerships, provides asset management services to the Syndicated Partnerships. In addition, the Company's Investment Management division performs the following services for the accounts of the co-owners (limited partners) of the Syndicated Partnerships: informational and financial reporting services (including tax return preparation and provision of tax return information to the limited partners) and capital and financial planning (including determination of reserves, funding of capital requirements and administration of capital distributions to partners).

Fresh Start Accounting
----------------------

     The Company adopted a method of accounting referred to as fresh start ("Fresh Start") reporting as of September 11, 1992 (the "Effective Date") as a result of the Company's judicial plan of reorganization (the "Plan of Reorganization"). The Company prepared financial statements on the basis that a new reporting entity was created with assets and liabilities recorded at their estimated fair values as of the Effective Date. At the Effective Date, to the extent the non-recourse debt on certain assets owned by the Company exceeded the estimated fair value of the respective Wholly Owned Property, the Company reduced the contractual amount of the related non-recourse first mortgage debt by the amount of the deficiency (the "Mortgage Deficiency"). The contractual mortgage balance, net of any applicable Mortgage Deficiency, is referred to as the "Carrying Value" of the mortgage.

Cash and Other Assets
---------------------

     Cash at March 31, 1997 is comprised of approximately $3.3 million related to Wholly Owned Properties and is held in separate property bank accounts. All corporate cash was applied to the Company's credit facility.

     Funds Held in Escrow at March 31, 1997 and December 31, 1996 include funds of $7.2 million and $7.0 million, respectively, held in escrow for the benefit of Wholly Owned Properties for improvements and deferred maintenance, real estate taxes, insurance and resident security deposits. In addition, the Company is holding $2.8 million and $3.0 million, at March 31, 1997 and December 31, 1996, respectively, as funds held primarily for payment of insurance premiums which are collected on behalf of the Properties. At March 31, 1997 and December 31, 1996 the Company's Funds Held in Escrow also includes $4.0 million of funds received from the settlement of termite litigation relating to certain Properties. Distribution of those funds is pending the finalization of an allocation of proceeds to the affected Properties. Applicable corresponding liabilities have been recorded at March 31, 1997 and December 31, 1996.

     Prepaids and Other assets of $9.7 million as of March 31, 1997 includes $3.8 million of goodwill and $1.5 million of management contracts, net of amortization, related to the Lexford acquisition (SEE "LEXFORD ACQUISITION" AND
ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES -- LEXFORD ACQUISITION), $2.6 million of capitalized costs associated with refinancing mortgages on Wholly Owned Properties and approximately $238,000 of loan costs associated with the refinancing of the Company's corporate lines of credit which are amortized based upon the maturity date of the new loan. In addition, Prepaids and Other assets consists of a leasehold interest in land of approximately $624,000 and approximately $911,000 of prepaid insurance and real estate taxes.

Recorded Values of Receivables from Syndicated Partnerships
-----------------------------------------------------------

     The Company owns general partner and, in some cases, nominal limited partner interests in, and holds second mortgage loans and other receivables from, Syndicated Partnerships. The majority of these receivables arose prior to the Effective Date as a result of agreements related to the syndication of the Syndicated Partnerships. Advances made to Syndicated Partnerships since the Effective Date primarily were for supplemental financing for debt restructuring or refinancing transactions as described in Notes 3 and 4. Interests in and Receivables from Syndicated Partnerships were recorded at their estimated fair value as of the Effective Date based upon Fresh Start accounting. The contractual amounts of receivables are significantly greater than the recorded values. At March 31, 1997 and December 31, 1996, the contractual value of the Company's Interests in and Receivables from Syndicated Partnerships amounted to $239.0 million and $238.9 million, respectively. There can be no assurance that the Company will collect any amounts above the recorded Fresh Start value of these receivables.

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

Non-Core Assets
---------------

     The Company also has interests in a motel property, investor notes receivable and certain other assets (collectively the "Non-Core Assets"). The Company valued these Non-Core Assets as of the Effective Date based on previous and current purchase offers, previous sales activity and independent appraisals. In 1994, the Company recovered the remaining recorded value of Non-Core Assets from the collection of receivables and proceeds from disposals of such assets. The Company began recognizing income from sale proceeds and collections, net of collection and closing costs, after the recorded value was fully recovered. Those Non-Core Assets remaining are not significant.

Lexford Acquisition
-------------------

     Effective August 1, 1996 the Company acquired Lexford by way of a merger (the "Lexford Merger") of a wholly owned subsidiary of the Company with and into Lexford. The acquisition was accounted for as a purchase. The terms of the Lexford Merger provided that the Company would succeed to the ownership of all of the issued and outstanding stock of Lexford and the shareholders of Lexford would receive 700,000 shares of restricted, newly issued common stock, without par value ("Common Stock"), of the Company. For purposes of the Lexford Merger, the Common Stock was valued at $20 per share. Approximately $9.0 million, or 450,000 shares, of the purchase price is subject to forfeiture in whole or in part in the event Lexford does not achieve certain profitability criteria by December 31, 1999. These shares are held in escrow pending release. At the time the shares subject to forfeiture are released without contingency, the Company will record the additional purchase price. The Lexford shareholders received 250,000 shares of Common Stock free of contingencies. The 450,000 shares subject to forfeiture are not reflected in the Shareholders' Equity section of the Company's Balance Sheet presented herein.

Net Income Per Share
--------------------

     Net income per share for the period is computed based on the total weighted average number of shares of the Company's Common Stock outstanding during the subject period and those contingent shares estimated to be issued to officers, employees and directors in accordance with the Company's 1992 Incentive Equity Plan, as amended (the "Incentive Equity Plan"). In August 1996, the Company issued 700,000 shares of Common Stock in connection with the Lexford Merger, 450,000 shares of which remain subject to forfeiture in whole or in part. The 450,000 shares subject to forfeiture are excluded from the weighted average shares outstanding because the shares are not dilutive if they are earned. The Company expensed approximately $151,000 related to stock compensation in the first quarter of 1997. For the three months ended March 31, 1997, the total weighted average shares outstanding was approximately 4,144,000. In February 1997 the Company retired all treasury shares held by the Company and Wholly Owned Properties.

     Statement of Financial Accounting Standards No. 128 "Earning Per Share" ("SFAS No. 128") is effective for years ending after December 15, 1997. The Company will adopt SFAS No. 128 as of December 31, 1997 (earlier adoption is not permitted). The Company cannot presently determine the impact of the adoption of SFAS No. 128 as the Company cannot anticipate its capital structure and stock price at December 31, 1997.

Corporate Restructuring
-----------------------

     In the first quarter of 1997, the Company recorded a $250,000 charge due to costs incurred related to the elimination of overlapping functions between the Lexford operations and the Company's previous management services operations.

NOTE 2  OPERATING REAL ESTATE ASSETS

     Operating Real Estate Assets consist of the Wholly Owned Properties. At March 31, 1997 and 1996, the Company owned 113 and 114 Wholly Owned Properties, respectively.

     Condensed   combined  balance  sheets,   with  intercompany   payables  and
receivables eliminated, of the Company's Wholly Owned Properties as of March 31, 1997 and December 31, 1996 are as follows:

                                           March 31, 1997     December 31, 1996
                                          -----------------   -----------------
                       Assets
Net Operating Real Estate Assets........  $     156,111,819   $     157,091,545
Cash....................................          3,312,452           3,322,494
Accounts Receivable.....................            341,480             324,772
Funds Held in Escrow....................          7,212,424           6,980,142
Prepaids and Other......................          2,959,577           3,553,497
                                          -----------------   -----------------
                                          $     169,937,752   $     171,272,450
                                          =================   =================
               Liabilities and Equity
Mortgage Payable
     Contractual........................  $     156,699,277   $     157,381,603
     Mortgage Deficiency................         (9,276,159)         (9,325,586)
                                          -----------------   -----------------
                                                147,423,118         148,056,017
Accounts Payable........................          1,250,665           1,160,426
Accrued Interest and Real Estate Taxes..          3,244,869           2,961,795
Other Accrued Expenses..................          1,305,050           1,337,083
Other Liabilities.......................            729,633             683,202
                                          -----------------   -----------------
                                                153,953,335         154,198,523
Equity..................................         15,984,417          17,073,927
                                          -----------------   -----------------
                                          $     169,937,752   $     171,272,450
                                          =================   =================

     As of the Effective Date, in accordance with Fresh Start reporting, the mortgages on the Wholly Owned Properties were restated to estimate fair value (the "Carrying Value") if the Fresh Start value of the respective asset was less than the outstanding principal amount of its mortgage. Although the value of the assets may have increased since the Effective Date, the Carrying Value of the mortgages and the assets has not been adjusted. Interest expense is recorded based on the Carrying Value of the mortgage using the effective interest rate method. Mortgages which have been originated following the Effective Date, are recorded as liabilities on the Consolidated Balance Sheets in their full principal amount. Typically, each Wholly Owned Property is secured by a separate mortgage loan. The mortgage loans on a portfolio of 26 Wholly Owned Properties contain cross collateral and cross default provisions; however, all of the mortgage loans secured by the Wholly Owned Properties are non-recourse to the Company.

     With respect to those Wholly Owned Properties and other assets which the Company has acquired, and will acquire, after the Effective Date, the recorded values are established on the basis of acquisition cost, in accordance with generally accepted accounting principles.

     Lexreit Properties, Inc., a newly formed wholly owned subsidiary of the Company, filed a Form S-11 registration statement with the Securities and Exchange Commission ("SEC") on May 1, 1997, registering shares of its common stock issued and to be issued to the Company ("Lexreit Shares"). Subject to obtaining shareholder approval, the Company intends to distribute 93% of the Lexreit Shares to the Company's shareholders. Lexreit Properties, Inc. was incorporated on April 4, 1997 and commenced business on April 24, 1997. Under the contemplated transactions, the Company will complete certain transactions including the contribution of certain partnership and limited liability company member interests related to 66 Wholly Owned Properties, in exchange for common and preferred stock of Lexreit Properties, Inc. and the formation of an operating partnership that will be controlled by Lexreit Properties, Inc. and will hold the partnership and member interests. The registration statement is undergoing SEC review.

NOTE 3  MORTGAGE REFINANCINGS

     In the first quarter of 1997, the Company completed the refinancing of the mortgage and related accrued interest debt on six Syndicated Partnerships. The new loans bear interest at a fixed rate of 8.7% per annum with a ten year maturity. The Company advanced approximately $202,000 to facilitate these refinancings and obtained discounts totaling approximately $738,000. Debt service requirements for the affected Syndicated Partnerships decreased approximately $6,200 per month as a result of these transactions.

     In the first quarter of 1996, the Company completed the refinancing of the mortgage and related interest debt on two Wholly Owned Properties. Mortgage and related interest debt with a contractual and Carrying Value of $2.2 million was refinanced with mortgages bearing interest at a fixed rate of approximately 8.0%, per annum with a 25 year amortization schedule and a ten year maturity. These transactions funded improvement and deferred maintenance, tax and working capital escrows of approximately $51,000.

NOTE 4  RELATED PARTY TRANSACTIONS

     The Company manages 112 of the 113 Wholly Owned Properties and 404 of the 408 Syndicated Partnerships. The Company also provides various ancillary services, including a preferred vendor purchasing program to the Properties, and furniture rentals and insurance to residents (SEE NOTE 1 - BUSINESS OVERVIEW - MANAGEMENT SERVICES). The Company earned fee based revenues from the Syndicated Partnerships of approximately $2.8 million for each of the three months ended March 31, 1997 and 1996. The Company also earned a majority of its interest income on its receivables (including second mortgages) from the Syndicated Partnerships. Approximately $2.1 million and $4.1 million of the Accounts Receivable were due from the Syndicated Partnerships as of March 31, 1997 and December 31, 1996, respectively. The decline in the accounts receivable is cyclical in nature due to the timing of the billing and collection of the annual insurance premiums collected and paid by the Company on behalf of the Syndicated Partnerships. Fee Based Revenues and Accounts Receivable related to the Wholly Owned Properties are eliminated in consolidation.

     The Company received repayment of advances of approximately $104,000 from the Syndicated Partnerships in the first three months of 1997 as compared to $1.0 million in the first three months of 1996. These advance repayments were applied to Interests in and Receivables from Syndicated Partnerships. The advances bear interest at one percent over the prime rate of interest of The Provident Bank (the "Bank"), which was 9.5% at March 31, 1997.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion explains material changes in the Company's results of operations, comparing the three months ended March 31, 1997 and 1996 and significant developments affecting the Company's financial condition since the end of 1996. The following discussion should be read in conjunction with the historical financial statements of the Company.

RESULTS OF OPERATIONS

     Rental and Other Operating Real Estate Revenues are derived from the Wholly Owned Properties which own and operate apartment communities that comprise the Company's Operating Real Estate Assets. Rental revenues decreased approximately $3,000 for the three months ended March 31, 1997 as compared to the same period in 1996. However on a comparable unit basis, revenues from the 112 Properties in operation for both periods ("same units") increased approximately $106,000, or 1.1%, with average rent collected per unit increasing from $384 in 1996 to $388 in 1997. The average economic occupancy was 90.0% for the three months ended March 31, 1997 as compared to 90.1% for the three months ended March 31, 1996. Economic occupancy is defined as the amount of revenue collected from residents as a percentage of the revenue a property could generate if full rents for all units were collected.

     Fee Based Revenues are comprised of Management Services and Investment Management revenues generated from services provided to Syndicated Partnerships, third party owners and residents at the Properties. Management Services revenues principally relate to property management and accounting services provided to the Syndicated Partnerships and, from and after August 1, 1996, property management services provided to third party property owners (SEE LIQUIDITY AND CAPITAL RESOURCES -- LEXFORD ACQUISITION). As of March 31, 1997, the Company had an ownership interest in 521 apartment communities (consisting of an aggregate of approximately 34,100 rental units) in 14 states. As of the same date, Lexford managed 599 apartment communities (consisting of an aggregate of 51,458 apartment units) in 22 states. Lexford's management portfolio included 516 apartment communities (33,820 units) in which the Company has an ownership interest and 83 apartment communities (17,638 units) managed for third party owners. In the first quarter of 1997 Lexford lost the management of approximately 3,000 third party owned units in a portfolio involved in bankruptcy proceedings which resulted in a change of control of the ownership of these units. The loss of this portfolio resulted in a decline in third party management revenues of approximately $300,000 as compared to the fourth quarter of 1996. Third party management revenues are subject to fluctuation from period to period. Lexford also provides ancillary services to real estate owners, including replacement parts, laundry services and maintenance supplies. In prior years, the Company maintained a warehouse with an inventory of parts and supplies, which were shipped to the apartment communities upon the receipt of orders. In November 1996, the Company disposed of such inventory and Lexford established a "Preferred Vendor" program that features discounts with major vendors. The program allows Lexford clients to benefit from volume purchasing by paying discounted prices for high-quality goods. By outsourcing the replacement parts and supplies, Lexford eliminated its inventory and reduced overhead. The program was made available to third-party clients effective December 1, 1996. Lexford receives a rebate for every purchase made through the Preferred Vendor program, as well as a rebate from residents' use of laundry equipment. Investment Management revenues consist of partnership administration fees as well as fees generated from loan refinancing and restructuring. (SEE ITEM 1 -
NOTE 1 BUSINESS OVERVIEW OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

     The following are the major components of Management Services revenues and Investment Management revenues for the three months ended March 31, 1997 as compared to the same period in 1996:


                                                                      Three Months Ended
                                                                           March 31,
                                                             -------------------------------------
                                                                    1997               1996
                                                             ------------------  -----------------
Management Services:
  Property Management Services:
      Controlled ........................................... $        1,896,655  $       1,929,276
      Third Party...........................................          1,041,469                  0
      Other Management Service Fee Revenues.................            364,992            362,337
  Ancillary Services:
      Furniture Leasing and Renters Insurance...............            143,048             93,531
      Preferred Vendor Purchasing Rebates...................            120,349                  0
      Replacement and Maintenance Material Revenues - Net...                  0            116,568
                                                             ------------------  -----------------
Total Management Services Revenues..........................          3,566,513          2,501,712
                                                             ------------------  -----------------
Investment Management:
  Partnership Administration & Other Fees...................            287,918            292,756
  Loan Refinancing and Restructuring Fees...................             49,064             26,567
                                                             ------------------  -----------------
Total Investment Management Revenues........................            336,982            319,323
                                                             ------------------  -----------------
Total Fee Based Revenues.................................... $        3,903,495  $       2,821,035
                                                             ==================  =================

     Fee Based Revenues increased $1.1 million, or 38.4%, for the three months ended March 31, 1997 as compared to the same period in 1996. The increase was almost entirely due to increases in property management and accounting services revenues from the operations of Lexford Properties, Inc., acquired effective August 1, 1996. Ancillary Services Revenues increased approximately $53,000, primarily due to the increase in renters insurance revenues. In addition, Lexford has successfully converted from a maintenance parts supply warehouse operation to a preferred vendor program where it earns rebates based on the volume of purchases while providing competitive prices to the Properties.

     Interest Income  increased  approximately  $1.2 million,  or 81.2%, for the three months ended March 31, 1997 as compared to the same period in 1996. Interest Income is primarily derived from the interest collected or accrued on the recorded value of interests in, and receivables from, Syndicated Partnerships (SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - RECORDED VALUES OF RECEIVABLES FROM SYNDICATED PARTNERSHIPS ). The increase in Interest Income was due to increased net operating income and lower first mortgage debt service requirements due to refinancings of Syndicated Partnership mortgages. Although there can be no assurances, Interest Income should continue to be favorably impacted in the future as a result of refinanced mortgage debt and, possibly, increasing net operating income (SEE "NET OPERATING INCOME OF SYNDICATED PARTNERSHIPS").

     Income from Disposal of Non-Core Assets decreased approximately $100,000 for the three months ended March 31, 1997 as compared to the same period in 1996. This income is derived from the net disposition proceeds of Non-Core Assets in excess of the aggregate recorded value of these assets. Additional income from the disposal of Non-Core Assets may be recognized in the future, although such additional income is not expected to be material in amount. Income from Disposal of Non-Core Assets is not a recurring, long term source of revenue. (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - NON-CORE ASSETS).

     Rental Operating Expense decreased approximately $315,000, or 6%, for the three months ended March 31, 1997 as compared to the same period in 1996. Improvement and replacement expenses, in the aggregate, decreased approximately $105,000 due to the timing of maintenance work. This trend is not anticipated to continue. In addition, a mild winter resulted in a decline in exterior maintenance costs in the first quarter of 1997.

     Fee Based Expenses increased approximately $1.7 million for the three months ended March 31, 1997 as compared to the same period in 1996. The increase was primarily due to approximately $1.3 million of Fee Based Expenses related to the third party management operation of Lexford Properties, which was acquired effective August 1, 1996.

     Administration Expenses increased approximately $324,000 for the three months ended March 31, 1997 as compared to the same period in 1996. The increase in administration expenses was due, in part, to the restructuring implemented at the end of 1995 which resulted in lower payroll expense during the first quarter of 1996 due to open positions, principally at the senior management level.

     Restructure Costs of $250,000 were accrued in the first quarter of 1997 as a one time charge related to costs incurred in connection with realignments to its Management Services organization as part of the integration of the Lexford operations with the pre-existing Management Services division of the Company.

     Interest Expense for mortgages on the Wholly Owned Properties decreased approximately $116,000 for the three months ended March 31, 1997 as compared to the same period in 1996. The decrease is related to the refinancing transactions completed in late 1996. Interest Expense on the Company's corporate lines of credit decreased approximately $130,000 for the three month comparative periods. This decrease is due primarily to the decline in the average debt outstanding on the Company's credit facility: $10.4 million was outstanding at March 31, 1997 as compared to $20.4 million at March 31, 1996.

     Depreciation and Amortization Expense increased approximately $137,000 for the three months ended March 31, 1997 as compared to the same period in 1996. The increase is primarily due to the amortization of loan costs capitalized in connection with the refinancing of corporate debt and real estate mortgages and the amortization of goodwill and management contracts associated with the Lexford acquisition.

     Net Income amounted to approximately $1.3 million or $.31 per share, for the three months ended March 31, 1997 as compared to approximately $1.1 million or $.28 per share, for the same period in 1996.

Earnings before Interest, Taxes, Depreciation and Amortization

     The Company believes that earnings before interest, income taxes, depreciation, amortization and extraordinary items ("EBITDA"), Recurring EBITDA (EBITDA adjusted for non recurring items) and Adjusted EBITDA (Recurring EBITDA less interest on Wholly Owned Property mortgage debt) are significant indicators of the strength of its results. EBITDA is a measure of a Company's ability to generate cash to service its obligations, including debt service obligation, and to finance capital and other expenditures, including expenditures for acquisitions. EBITDA does not represent cash flow as defined by generally accepted accounting principles ("GAAP") and does not necessarily represent amounts of cash available to fund the Company's cash requirements. Unaudited EBITDA and the computation of Recurring EBITDA and Adjusted EBITDA for the three months ended March 31, 1997 and 1996 is as follows: (000s omitted)

                                                     1997          1996
                                                 ------------  ------------
EBITDA                                           $      7,174  $      6,977
------                                           ------------  ------------
   Income from Disposal of Non Core Assets.....           (68)         (169)
   Loan Fees...................................           (49)          (27)
   Restructure ................................           250             0
                                                 ------------  ------------
Recurring EBITDA...............................         7,307         6,781
----------------                                 ------------  ------------
   Interest on Wholly Owned Properties.........        (3,447)       (3,563)
                                                 ------------  ------------
Adjusted EBITDA................................  $      3,860  $      3,218
---------------                                  ============  ============

     Adjusted EBITDA increased approximately $642,000, or 20.0%, in 1997 as compared to 1996. The increase was principally due to the increase in interest income derived from Syndicated Partnerships.

Contribution to Profit by Business Activity

         The unaudited net contribution to profit (revenues less direct expenses) and Adjusted EBITDA by the two core business activities of the Company for the three months ended March 31, 1997 and 1996, are as follows. Financial information presented includes fee based revenue generated from the Wholly Owned Properties which is eliminated in the Consolidated Financial Statements, and does not include an allocation of general corporate overhead.

Management Services - Net Contribution to Profit


                                                  1997                1996
                                           -----------------   ----------------
Revenues
     Controlled Contracts................. $       2,927,351   $      2,961,947
     Third Party Contracts................         1,041,469                  0
     Ancillary............................           263,397            268,606
     Other................................            51,712             64,649
                                           -----------------   ----------------
                                                   4,283,929          3,295,202
                                           -----------------   ----------------
Direct Expenses...........................         3,170,755          1,502,249
                                           -----------------   ----------------
Net Contribution to Profit................ $       1,113,174   $      1,792,953
                                           =================   ================
Adjusted EBITDA........................... $       1,113,174   $      1,792,953
                                           =================   ================

         The decline in Management Services Net Contribution to Profit is primarily due to the loss of management of 3,000 units in the first quarter of 1997 as the result of an owner - client's bankruptcy proceedings. The loss of third party fee revenues occurred while overhead costs related to third party management remained constant.

Investment Management - Net Contribution to Profit

                                                 1997                1996
                                           -----------------   ----------------
Revenues
  Interest Income......................... $       2,745,589   $      1,436,333
  Fee Based Services
        Administrative Fees...............           383,682            387,577
        Loan Fees.........................            49,064             49,167
  Income from Disposal of Non-Core Assets.            68,445            168,889
  Other...................................            17,333              7,964
                                           -----------------   ----------------
                                                   3,264,113          2,049,930
                                           -----------------   ----------------

Direct Expenses...........................           558,200            474,022
                                           -----------------   ----------------
Net Equity/(Loss) in Wholly Owned
Properties................................           218,061           (183,336)
                                           -----------------   ----------------
Net Contribution to Profit................ $       2,923,974   $      1,392,572
                                           =================   ================
Adjusted EBITDA........................... $       4,042,684   $      2,397,251
                                           =================   ================

     The increase in the Investment Management contribution was derived principally from the improved financial operating performances and reduced debt service requirements of the Syndicated Partnerships (reflected in Interest Income) and the Wholly Owned Properties.

                                                  CONSOLIDATED SUMMARY
                                           -------------------------------------
                                                  1997                1996
                                           -----------------   -----------------
Net Contribution to Profit:
         Management Services.............. $       1,113,174   $      1,792,953
         Investment Management............         2,923,974          1,392,572
                                           -----------------   ----------------
                                                   4,037,148          3,185,525
                                           -----------------   ----------------

Other Expenses:
         Administration...................         1,296,526            971,946
         Restructure Costs................           250,000                  0
         Interest - Corporate.............           169,929            299,860
         Depreciation and Amortization....           228,855            127,769
                                           -----------------   ----------------
                                                   1,945,310          1,399,575
                                           -----------------   ----------------
Income before Income Taxes                 $       2,091,838   $      1,785,950
                                           =================   ================


                                                 Adjusted EBITDA by Business
                                                           Activity
                                           ------------------------------------
                                                  1997               1996
                                           -----------------   ----------------
Adjusted EBITDA - Net Contribution:
         Management Services.............. $       1,113,174   $      1,792,953
         Investment Management ...........         4,042,684          2,397,251
         Corporate Administration.........        (1,296,526)          (971,946)
                                           -----------------   ----------------
Adjusted EBITDA........................... $       3,859,332   $      3,218,258
                                           =================   ================

Funds from Operations of Wholly Owned Properties

     The following table summarizes the unaudited operating results of the Wholly Owned Properties for the three months ended March 31, 1997 and 1996:

                                              March 31,         March 31,
                                                 1997              1996
                                           ----------------  ----------------
Statistical information
-----------------------
Properties at end of period...............              113               114
Average Units.............................            8,453             8,777
Ave Economic Occupancy....................            90.0%             89.7%
Ave Rent Collected/Unit/Month ............             $388              $378
Property - Operating Expenses/Unit/Month..             $147              $144
Capital & Maintenance/Unit/Month..........              $28               $27
Real Estate Taxes/Unit/Month..............              $32               $32
Property - Operating Expense Ratio........            36.7%             37.3%

                                              March 31,         March 31,
                                                 1997              1996
                                           ----------------  ----------------
Financial Information (000's) omitted
-------------------------------------
Revenues
  Rental Income........................... $          9,831  $          9,954
  Other Property Income...................              356               236
                                           ----------------  ----------------
Total Revenues                                       10,187            10,190
                                           ----------------  ----------------
Expenses
  Property Operating......................            3,735             3,802
  Real Estate Taxes.......................              803               842
                                           ----------------  ----------------
      Operating Expenses..................            4,538             4,644
                                           ----------------  ----------------
      Net Operating Income................            5,649             5,546
                                           ----------------  ----------------
  Interest - Mortgage.....................            3,447             3,564
  Interest - Corporate Advances...........              143               100
  Major Maintenance ......................              549               654
  Non Operating...........................               56               211
  Depreciation............................            1,236             1,200
                                           ----------------  ----------------
      Non Operating.......................            5,431             5,729
                                           ----------------  ----------------
Net Income/(Loss).........................              218              (183)
                                           ================  ================
Capital Expenditures ..................... $            170  $             62
                                           ================  ================

     As defined by the National Association of Real Estate Investment Trust ("NAREIT"), Funds From Operations ("FFO") represents net income/(loss) (computed in accordance with generally accepted accounting principles, consistently applied) before minority interest excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing cost), and after adjustment for unconsolidated partnerships and joint ventures. The FFO of the Wholly Owned Properties for the three months ended March 31, 1997, as compared to the same period in 1996, is as follows:


                                                  Funds From Operations
                                                       000s omitted
                                             --------------------------------
                                                   1997             1996
                                             ---------------  ---------------
Net Income ...............................   $           218  $         (183)
 Depreciation on Real Estate .............             1,150           1,200
 Deferred Maintenance Funded from Escrows.                 0             199
                                             ---------------  ---------------
                                             $         1,368  $        1,216
                                             ===============  ===============

     The approximately $152,000, or 12.5%, increase in FFO is due to the factors discussed in "Results of Operations".

Net Operating Income of Syndicated Partnerships

     The Company holds receivables from substantially all of the 408 Syndicated Partnerships in which the Company had an ownership interest on March 31, 1997, primarily in the form of second mortgages and general partner advances to the Syndicated Partnerships. Interest payments on these receivables generate a majority of the interest income recognized by the Company.

     The following table summarizes certain unaudited aggregated operating results of the Syndicated Partnerships for the three months ended March 31, 1997 and 1996. The financial information presented is based upon accrual accounting at the partnership level. Certain transactions between the Company and the Syndicated Partnerships are recorded at amounts at the partnership level that will not necessarily correspond to amounts recorded at the Company level as Interest Income due to "Fresh Start" accounting (SEE NOTE 1 TO NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

                                                    March 31,      March 31,
                                                      1997           1996
                                                 -------------- --------------
Statistical information
-----------------------
Properties at end of period.....................            408            414
Average Units...................................         25,661         26,197
Ave Economic Occupancy..........................          90.3%          91.2%
Average Rent Collected/Unit/Month ..............           $388           $377
Property - Operating Expenses/Unit/Month........           $151           $151
Capital & Maintenance/Unit/Month................            $27            $34
Real Estate Taxes/Unit/Month....................            $30            $30
Property - Operating Expense Ratio..............          37.6%          39.1%

                                                    March 31,      March 31,
                                                       1997          1996
                                                 -------------- --------------
Financial Information (000's) omitted
-------------------------------------
Revenues
  Rental Income................................. $       29,832 $       29,641
  Other Property Income.........................          1,032            688
                                                 -------------- --------------
Total Revenues..................................         30,864         30,329
                                                 -------------- --------------

Expenses
  Property Operating............................         11,617         11,857
  Real Estate Taxes.............................          2,300          2,378
                                                 -------------- --------------
      Operating Expenses........................         13,917         14,235
                                                 -------------- --------------
      Net Operating Income......................         16,947         16,094
                                                 -------------- --------------
  Interest - Mortgage...........................          9,777          9,920
  Interest - General Partner....................          3,197          3,035
  Major Maintenance ............................          1,371          2,484
  Non Operating.................................            725            533
  Depreciation..................................          4,640          4,532
                                                 -------------- --------------
      Non Operating.............................         19,710         20,504
                                                 -------------- --------------
Inc./(Loss) bef. extraordinary items............         (2,763)        (4,410)
                                                 -------------- --------------
Extraordinary gain .............................            785              0
                                                 -------------- --------------
Net Income/(Loss)............................... $       (1,978) $      (4,410)
                                                 ============== ==============
Capital Expenditures ........................... $          675 $          215
                                                 ============== ==============

     Net Operating Income increased approximately $853,000, or 5.3%, for the three months ended March 31, 1997 as compared to the same period in 1996. Economic occupancy for the 408 Syndicated Partnerships was 90.3% for the three months ended March 31, 1997 as compared to 91.2% for the same period in 1996. The Syndicated Partnership performance for the first three months of 1997, as compared to 1996, is comparable to the Wholly Owned Properties, and was influenced by the same factors.

     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity
     ---------

     The following discussion regarding liquidity and capital resources should be read in conjunction with the Company's Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996 and the Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996.

     The Company anticipates that cash flow from its operations and borrowings available under the Company's credit facility should be adequate to meet the foreseeable capital and liquidity needs of the Company. If the Company is successful in implementing potential future growth plans, it may be necessary to seek alternative sources of debt or equity capital.

     The principal sources of liquidity for the Company are cash flow from its operations and borrowing available under the Company's credit facility. The Company's Net Cash Provided by Operating Activities increased $3.4 million for the three months ended March 31, 1997 as compared to the same period in 1996. The increase was due primarily to cash received from interests in and receivables from Syndicated Partnerships which increased $2.1 million due to improved net operating income and lower debt service requirements. Payments (uses of cash) related to non-recurring items included in Operating Activities reflects payments related to the corporate restructuring costs.

     The Company's credit facility provides credit up to $32.0 million, and is comprised of: a $3.0 million revolving line of credit for operating needs subject to annual review and extension by the Bank; a $7.0 million line of credit for acquisitions and Property debt restructuring (the "Acquisition Line") due in March 2001 with monthly installments of principal and interests $139,435; a $22.0 million reducing balance line of credit (the "Reducing Line") due in August 2001 with interest, only, payable during the first year with quarterly reductions in available credit of $750,000 commencing in October 1996
(collectively, the "Loans"). The credit facility initially provided that the interest rate on the Loans would be the Bank's prime rate of interest minus 1%; however, in February 1996, the Company entered into an agreement with the Bank to fix the interest rate on the Acquisition Line at 7.25% with principal amortization beginning in March 1996 in 60 equal monthly installments of principal and interest. Excess corporate cash is applied to pay down the Reducing Line and reborrowed as needed.

     In July 1996, the Company received a commitment letter from the Bank for an additional $10.0 million line of credit. The new line will bear interest at the Bank's prime rate of interest minus 1% with interest only during the first year, and will be due in six years. The Company has not needed to access this credit commitment. On March 31, 1997, including the $10.0 million commitment, the Company had unrestricted credit availability of approximately $30.6 million.

     In addition, all of the Company and the majority of Property bank accounts are maintained at the Bank. The banking relationship has increased cash flow at the Properties as a result of reduced service charges and increased interest income on the Property bank account balances. The Company benefits from a portion of the improved cash flow at the Properties.

     The Company's capital expenditures for the three months ended March 31, 1997 amounted to approximately $123,000 funded from cash flow and the Company's credit facility. The Company anticipates that its capital needs in the future can be satisfied out of cash flow from operations or the Company's credit facility. The Company is upgrading its software systems in order to obtain optimal efficiencies from technology. In addition, over the course of 1997, the Company intends to lease personal computers and new property management software for use at the Properties. The total cost to implement this new system is estimated to be approximately $2.0 million. The cost will be financed with an operating lease, with each Property absorbing its pro rata share of the rental costs. Although there can be no assurance, management believes this enhanced technology should improve property performance and provide operational efficiencies which should offset the increased costs associated with the new system. The Company currently forecasts normal recurring capital expenditures of approximately $400,000 in 1997 (exclusive of capital expenditures for enhanced software and information systems).

     Capital Expenditures, combined with Improvement and Replacement Expense for the Operating Real Estate Assets, was approximately $719,000 during the three months ended March 31, 1997. These costs are funded from Wholly Owned Properties cash flow and maintenance escrow funds. The 1997 budget for capital expenditures, improvement and replacement expense for the Operating Real Estate Assets is $4.6 million, as compared to annual actual expenditures in 1996 of $3.5 million. Approximately $1.5 million of the $4.6 million relates to non recurring deferred maintenance which principally will be funded from escrows established in connection with mortgage refinancing transactions completed in prior years.

         Lexford Acquisition
         -------------------

     Effective August 1, 1996, the Company acquired Lexford Properties, Inc., a privately held, third-party multi-family management company headquartered in Dallas, Texas (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - BUSINESS OVERVIEW - MANAGEMENT SERVICES). As a result of the acquisition, the Company derives Management Services fee income from apartment communities in which it has no ownership interest. At March 31, 1997, Lexford's third party management portfolio comprised approximately 17,600 units of the Company's management portfolio of approximately 51,500 units. The Company intends to maintain Lexford's Dallas office as headquarters for its combined property management business, which is conducted under the Lexford name.

     To acquire  Lexford,  the Company  issued  700,000  shares of Common  Stock valued, for acquisition purposes, at $20 per share representing a maximum purchase price of $14 million. Approximately $9 million of the purchase price (450,000 shares) is subject to forfeiture in the event the Company's combined property management operations do not achieve certain profitability criteria. Lexford shareholders received 250,000 shares of the Company's Common Stock free of contingencies. The remaining 450,000 contingent shares will cease to be subject to risk of forfeiture if and when specified increases in the profitability of the Company's property management operations are achieved during the three full fiscal years following the merger (i.e. on or before the end of the Company's 1999 fiscal year). If, during the specified period, profit from property management operations increases $1.8 million or more from 1995 levels, the former Lexford shareholders would own 150,000 of the contingent shares free of contingencies, and if the increase is $4.0 million or more from 1995 levels, the former Lexford shareholders would own the entire 700,000 shares free of contingencies, or approximately 15.0% of the Company's shares outstanding as of March 31, 1997.

     Financing And Debt Restructuring of the Properties
     --------------------------------------------------

     In the first quarter of 1997 the Company refinanced mortgages on six Syndicated Partnerships. The new mortgages on four Properties were financed through PaineWebber Incorporated ("PaineWebber") and the mortgages on two Properties were financed through First Union Capital Markets Group ("First Union"). The PaineWebber mortgages have fixed interest rates of approximately 8.6% with a 25 year principal amortization schedule beginning in year four, and a ten year maturity. The new First Union mortgages have fixed interest rates of 8.7% with a 25 year principal amortization and a ten year maturity. The Company advanced approximately $202,000 to certain of the Syndicated Partnership borrowers to facilitate the refinancings. The Company was able to negotiate debt discounts from the previous lenders of approximately $738,000 in the aggregate on two of the Syndicated Partnerships. In addition, debt service at the Syndicated Partnerships will decrease in the aggregate, approximately $6,200 per month over the next three years as a result of these transactions.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits


 EXHIBIT
   NO.          DESCRIPTION                       SEQUENTIAL PAGE
-------- -------------------------------- --------------------------------------
   11.1  Statement re:  computation of    See Note 1 of Notes to Consolidated
         Per Share Earnings               Financial Statements

    27   Financial Data Schedule          Filed as an Exhibit to this Form 10-Q
                                          on page 28.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CARDINAL REALTY SERVICES, INC.
                            (Registrant)


Dated: May 13, 1997    By:  /s/ John B. Bartling, Jr.
                            ---------------------------------------------------
                                John B. Bartling, Jr.
                                President and Chief Executive Officer



Dated: May 13, 1997     By: /s/ Mark D. Thompson
                            ---------------------------------------------------
                                Mark D. Thompson
                                Executive Vice President and
                                Chief Financial Officer
                                (Principal Accounting Officer)


Dated: May 13, 1997     By: /s/ Ronald P. Koegler
                            ---------------------------------------------------
                                Ronald P. Koegler
                                Vice President and Controller