Form 10-Q
period 1997-06-30
CARDINAL REALTY SERVICES INC
filed 1997-08-13
CIK 903324

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (Mark one)
              |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                          15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                      ------------------------------------


Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check X whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

As of August 11, 1997 there were 4,507,437 shares of common stock issued and outstanding.

                 Page 1 of 29 sequentially numbered pages

                        Exhibit Index on page 27

--------------------------------------------------------------------------------

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                                      INDEX


Part I - FINANCIAL INFORMATION                                          Page No.

Item 1.     Financial Statements:
            Consolidated Balance Sheets as of June 30, 1997
                (Unaudited) and December 31, 1996 (Audited)                   3

            Consolidated Statements of Income for the Three and
                Six Months Ended June 30, 1997 and 1996 (Unaudited)           4

            Consolidated Statement of Shareholders' Equity
                for the Six Months Ended June 30, 1997 (Unaudited)            5

            Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 1997 and 1996 (Unaudited)         6-7

            Notes to Consolidated Financial Statements                     8-15

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                 16-26


Part II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                27

Item 2.     Changes in Securities                                            27

Item 3.     Defaults upon Senior Securities                                  27

Item 4.     Submission of Matters to a Vote of Security Holders              27

Item 5.     Other Information                                                27

Item 6.     Exhibits and Reports on Form 8-K                                 27

Signatures                                                                   28

                                       3

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
            JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996 (AUDITED)
                                                                                          June 30,            December 31,
                                                                                             1997                 1996
                                                                                      -----------------    ------------------
                                        ASSETS
Wholly Owned Properties (Note 2):
   Land                                                                               $      23,652,841    $       23,652,841
   Building and Improvements                                                                138,290,355           137,917,083
                                                                                      -----------------    ------------------
                                                                                            161,943,196           161,569,924

   Accumulated Depreciation                                                                  (6,779,337)           (4,478,379)
                                                                                      -----------------    ------------------
                                                                                            155,163,859           157,091,545
Interests in and Receivables from Syndicated Partnerships (Notes 1 and 4)                    54,012,212            54,610,421
Cash (Note 1)                                                                                 3,355,553             3,593,121
Accounts Receivable, Affiliates (Less an Allowance
   of $1,725,143 at June 30, 1997 and $2,034,290 at
   December 31, 1996), Residents and Officers (Note 4)                                        1,580,220             5,044,603
Furniture, Fixtures and Other, Net                                                            1,154,845             1,167,579
Funds Held in Escrow (Note 1)                                                                13,467,547            14,011,013
Intangible Assets, Net (Note 1)                                                               5,825,810             5,973,560
Prepaids and Other (Note 1)                                                                   4,559,469             3,875,937
                                                                                      -----------------    ------------------
                                                                                      $     239,119,515     $     245,367,779
                                                                                      =================    ==================
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages, Term Debt and Other Notes Payable:
   Mortgages on Wholly Owned Properties (Notes 2 and 3)                               $     147,163,299     $     148,056,017
   Term Debt                                                                                  7,944,210            15,118,048
   Other Notes Payable                                                                           91,906               145,220
                                                                                      -----------------    ------------------
                                                                                            155,199,415           163,319,285
Accounts Payable                                                                              1,268,377             1,560,749
Accrued Interest, Real Estate and Other Taxes (Notes 2 and 3)                                 4,681,762             4,023,310
Other Accrued Expenses (Note 4)                                                               4,833,909             8,531,031
Other Liabilities (Note 1)                                                                    5,550,566             5,424,226
                                                                                      -----------------    ------------------
   Total Liabilities                                                                        171,534,029           182,858,601
                                                                                      -----------------    ------------------
Shareholders' Equity (Note 1):
   Preferred Stock, 1,500,000 Shares Authorized, No Shares Issued                                     0                     0
   Common Stock 13,500,000 Shares Authorized with No Stated Value,
       4,007,365 and 3,892,600 Shares Issued and Outstanding
       at June 30, 1997 and December 31, 1996, Respectively                                  29,122,547            29,122,547
   Additional Paid-in Capital (Note 1)                                                       18,293,733            15,968,426
   Retained Earnings                                                                         20,169,206            17,418,205
                                                                                      -----------------    ------------------
                                                                                             67,585,486            62,509,178
                                                                                      -----------------    ------------------
                                                                                      $     239,119,515    $      245,367,779
                                                                                      =================    ==================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THREE AND SIX MONTHS
                          ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
                                                                 Three Months Ended                       Six Months Ended
                                                         ---------------------------------   -----------------------------------
                                                          June 30, 1997     June 30, 1996     June 30, 1997     June 30, 1996
                                                         ---------------   ---------------   ---------------   ---------------

Revenues:
   Rental and Other Revenues-Wholly Owned Properties     $    10,441,946   $    10,253,671   $    20,628,978   $    20,443,812
   Fee Based                                                   3,841,664         2,762,388         7,745,159         5,583,423
   Interest, Principally from Syndicated Partnerships          2,543,987         1,510,352         5,146,242         2,946,685
   Income from Disposal of Assets - Net                          620,911           105,803           689,356           274,692
   Other                                                          76,118            79,042           145,163           151,655
                                                         ---------------   ---------------   ---------------   ---------------
                                                              17,524,626        14,711,256        34,354,898        29,400,267
                                                         ---------------   ---------------   ---------------   ---------------

Expenses:
   Rental Operating                                            5,144,157         5,186,661        10,080,052        10,437,951
   Fee Based                                                   3,044,265         1,607,400         6,218,193         3,095,952
   Administration                                              1,520,299         1,149,788         2,816,825         2,121,734
   Restructure Costs                                                   0           300,000           250,000           300,000
   Interest - Wholly Owned Property Debt                       3,489,441         3,636,670         6,936,527         7,200,179
   Interest - Corporate Debt                                     137,395           261,606           307,324           561,466
   Depreciation and Amortization                               1,475,372         1,324,447         2,940,442         2,652,351
                                                         ---------------   ---------------   ---------------   ---------------
                                                              14,810,929        13,466,572        29,549,363        26,369,633
                                                         ---------------   ---------------   ---------------   ---------------

Income Before Income Taxes                                     2,713,697         1,244,684         4,805,535         3,030,634
Provision for Income Taxes:
   Credited to Paid-in Capital                                   958,200           394,958         1,674,000           967,158
   Current                                                       100,000            92,442           200,000           214,842
                                                         ---------------   ---------------   ---------------   ---------------
Income before Extraordinary Item                               1,655,497           757,284         2,931,535         1,848,634
Extraordinary Loss, Net of Income Tax Benefit of
   $115,000 (Note 3)                                            (180,534)                0          (180,534)                0
                                                         ---------------   ---------------   ---------------   ---------------
Net Income                                               $     1,474,963   $       757,284   $     2,751,001   $     1,848,634
                                                         ===============   ===============   ===============   ===============

Net Income per Common Share:
   Income Before Extraordinary Item                                $0.40             $0.19             $0.71             $0.47
   Extraordinary Loss                                              (0.04)             0.00             (0.04)             0.00
                                                         ---------------   ---------------   ---------------   ---------------
   Net Income                                                      $0.36             $0.19             $0.67             $0.47
                                                         ===============   ===============   ===============   ===============
Weighted Average Shares Outstanding                            4,151,000         3,913,000         4,149,000         3,897,000
                                                         ===============   ===============   ===============   ===============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        5

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)


                                                        Common Stock
                                               ------------------------------    Additional         Retained
                                                 Shares           Amount       Paid-in Capital      Earnings          Total
                                               -----------   ----------------  ---------------  --------------    ---------------

Balance, January 1, 1997                         3,892,600   $     29,122,547  $    15,968,426  $   17,418,205    $   62,509,178

Shares issued, in Connection with
the Claims Resolution Process                       11,622

Exercise of Options under Non-Qualified
Stock Option Plan                                    6,760                              17,541                            17,541


Stock Compensation and Director Restricted
Stock Plan, Net of 45,792 Shares Subject to
Vesting Restrictions (Note 1)                       96,383                             748,766                           748,766

Credit from Utilization of Pre-Confirmation
Tax Benefits                                                                         1,559,000                         1,559,000

Net Income for the Period                                                                            2,751,001         2,751,001

                                               -----------   ----------------  ---------------  ----------------  ---------------
Balance, June 30, 1997                           4,007,365   $     29,122,547  $    18,293,733  $   20,169,206    $   67,585,486
                                               ===========   ================  ===============  ================  ===============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        6

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997, AND 1996
                                   (UNAUDITED)
                                                                                        Six Months Ended        Six Months Ended
                                                                                         June 30, 1997            June 30, 1996
                                                                                     ----------------------    -------------------
Cash Flows Provided by Operating Activities:
  Management and Investment Service Activities:
   Cash Received from Fee Based Activities                                           $           10,847,563    $        10,845,158
   Cash Received from Interests in and Receivables from Syndicated Partnerships                   6,154,484              2,726,236
   Cash Receipts -- Other                                                                         1,189,191                853,392
   Cash Paid to Vendors, Suppliers and Employees                                                (11,796,190)           (11,298,566)
   Interest Paid on Term Debt and Other Notes Payable                                              (320,019)              (576,211)
   Income Taxes Paid - City and State                                                              (153,215)              (151,844)
   Taxes Paid, Other Than Income Taxes                                                              (45,808)               (19,183)
   Payments Related to Non-Recurring Items                                                         (238,333)              (899,465)
                                                                                     ----------------------    -------------------
                                                                                                  5,637,673              1,479,517
                                                                                     ----------------------    -------------------
 Wholly Owned Properties Activities:
   Cash Received from Rental Activities                                                          20,594,388             20,479,614
   Payments on Rental Activities                                                                (10,015,546)           (10,752,429)
   Interest Paid on Mortgages                                                                    (6,928,299)            (6,807,110)
                                                                                     ----------------------    -------------------
                                                                                                  3,650,543              2,920,075
                                                                                     ----------------------    -------------------
Net Cash Provided by Operating Activities                                                         9,288,216              4,399,592
                                                                                     ----------------------    -------------------

Cash Flows Provided by/(Used in) Investing Activities:
  Management and Investment Service Activities:
   Proceeds from Sale of Assets and Other                                                           687,661                528,172
   Capital Expenditures                                                                            (263,532)              (202,628)
   Other                                                                                             38,576                 49,788
   Repayment from/(Advances to) Syndicated Partnerships                                              48,330                559,601
   Acquisition of Real Estate Assets                                                               (458,363)                     0
 Wholly Owned Properties Activities:
   Funding of Escrows                                                                              (754,518)              (337,782)
   Capital Expenditures                                                                            (373,273)              (235,799)
                                                                                     ----------------------    -------------------
Net Cash Provided by/(Used in) Investing Activities                                              (1,075,119)               361,352
                                                                                     ----------------------    -------------------

Cash Flows (Used in) Financing Activities:
  Management and Investment Service Activities:
   Proceeds from the Exercise of Stock Options                                                       17,541                 47,050
   Redemption of Stock held by Syndicated Partnerships                                                    0                (31,330)
   Net Proceeds from/(Principal Payments) on Term Debt and Other                                 (7,294,888)            (1,847,121)
  Wholly Owned Properties Activities:
   Proceeds from Mortgage Debt                                                                    2,560,000              9,291,000
   Payments on Mortgages - Principal Amortization                                                (1,090,584)              (989,553)
   Payments on Mortgages - Lump Sum                                                              (2,642,734)           (10,414,347)
                                                                                     ----------------------    -------------------
Net Cash (Used in) Financing Activities                                                          (8,450,665)            (3,944,301)
                                                                                     ----------------------    -------------------
Increase/(Decrease) in Cash                                                                        (237,568)               816,643
Cash at Beginning of Year                                                                         3,593,121              2,751,986
                                                                                     ----------------------    -------------------
Cash at End of Period                                                                $            3,355,553    $         3,568,629
                                                                                     ======================    ===================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        6

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                                June 30, 1997          June 30, 1996
                                                                               ----------------       ----------------
Reconciliation of Net Income to
     Net Cash Provided by Operating Activities:
     Net Income                                                                $      2,751,001       $      1,848,634
     Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
         Depreciation and Amortization                                                2,940,442              2,652,351
         Provision for Losses on Accounts Receivable                                     68,082                 43,207
         Loss on Debt Restructuring                                                     295,534                      0
         Income from Disposal of Assets                                                (689,356)              (274,692)
         Provision for Income Taxes Credited to Paid-in Capital                       1,559,000                967,158
         Stock Compensation Credited to Paid-in Capital                                 748,766                      0
     Changes in Operating Assets and Liabilities:
         Interests in and Receivables from Syndicated Partnerships                    1,008,242                252,550
         Accounts Receivable and Other Assets                                         3,666,393              1,296,220
         Accounts Payable and Other Liabilities                                      (3,059,888)            (2,385,836)
                                                                               ----------------       ----------------
Net Cash Provided by Operating Activities                                      $      9,288,216       $      4,399,592
                                                                               ================       ================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In the first half of 1996, the Company granted deeds in lieu of foreclosure for two Wholly Owned Properties. These Properties had an aggregate carrying value of $2.5 million. No gain or loss was recognized on these transactions because the assets and the non-recourse mortgages on these Properties had been recorded in equal amounts.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Cardinal Realty Services, Inc. and its wholly owned subsidiaries (collectively the "Company"). For consolidated financial statement purposes, the "Company" also includes limited partnerships and other legal entities which own Wholly Owned Properties and in which the Company, in turn, owns a 100% equity interest. The Company holds an ownership interest in multi-family communities either as (i) the sole owner of various limited partnerships or subsidiaries which own multi-family communities (the "Wholly Owned Properties"), or (ii) the general partner in various limited partnerships which own multi-family communities (the "Syndicated Partnerships"), collectively referred to as the "Properties". The accounts of the Syndicated Partnerships are not included within the Company's Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated in this consolidation. The accompanying consolidated financial statements, except for the Consolidated Balance Sheet at December 31, 1996, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. The consolidated financial statements, the notes hereto and the capitalized terms included herein should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 1996.

         The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Business Overview
-----------------

         The Company engages in two core business activities: 1) management of multi-family residential real property, including management services to owners of property in which the Company does not have an ownership interest ("Management Services"); and 2) activities related to the ownership of multi-family residential real property, including asset management services to passive co-owners ("Investment Management").

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

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION (cont'd)

         Effective August 1, 1996, the Company acquired Lexford Properties, Inc. ("Lexford") by merger of a wholly owned subsidiary of the Company with and into Lexford. On that date, Lexford became a wholly owned subsidiary of the Company. Lexford has been engaged in the business of third party property management services to the owners of multi-family residential real property since commencing business operations in June 1988. Lexford succeeded to the operation of the Company's Management Services division. Accordingly, the Company's property management business is conducted through Lexford. Management believes that the acquisition of Lexford has enhanced the Company's property management capabilities and will facilitate the Company's ability to acquire, as well as service, additional multifamily residential properties in the future, including properties owned by the Company. (SEE "LEXFORD ACQUISITION").

         The Company's Management Services division also operates an adjunct business which the Company refers to as "Preferred Vendor Services", formerly referred to as Ancillary Services. The Company's Preferred Vendor Services department currently provides assistance to most of the properties managed by Lexford, in the acquisition of needed parts and supplies and the management of a coordinated buying group enjoying substantial volume discounts. In consideration of these services, the Company generates income by retaining some portion of discounts earned. In addition, Preferred Vendor Services provides services to residents such as renters insurance.

         INVESTMENT MANAGEMENT
         ---------------------

         The objective of the Company's Investment Management division is to maximize the value of its real estate holdings and its returns on real estate investments. The Company strives to obtain and maintain the best available financing for the Properties and to maximize the Properties' operating performance. The Company evaluates the performance of all real estate holdings to identify investment requirements, under-performing Properties or those that can be sold at an attractive price relative to their performance. The Company maintains a partnership interest in each of the Syndicated Partnerships, ranging from 1% to 10%. Beyond its equity investment in the Properties, the Company holds receivables from a majority of the Syndicated Partnerships (SEE "RECORDED VALUES OF RECEIVABLES FROM SYNDICATED PARTNERSHIPS" AND NOTE 4). The remaining partnership interests are substantially all owned by unrelated third party limited partner investors.

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

NOTE 1  BASIS OF PRESENTATION (cont'd)

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

Cash and Other Assets
---------------------

         Cash at June 30, 1997 is comprised of approximately $3.0 million related to Wholly Owned Properties, which is held in separate property bank accounts, and approximately $300,000 in corporate funds.

         Funds Held in Escrow at June 30, 1997 includes funds of $7.7 million held in escrow for the benefit of Wholly Owned Properties for improvements and deferred maintenance, real estate taxes, insurance and resident security deposits. In addition, the Company is holding $2.2 million at June 30, 1997 as funds held primarily for payment of insurance premiums which are collected on behalf of the Properties. At June 30, 1997 the Company's Funds Held in Escrow also includes $3.5 million of funds received from the settlement of termite litigation relating to certain Properties. Although the Company has begun to distribute funds to the affected Properties, the complete distribution of the funds is pending the finalization of an allocation of proceeds to the affected Properties. Applicable corresponding liabilities have been recorded at June 30, 1997 and December 31, 1996 and are included in Other Liabilities.

         Intangible Assets at June 30, 1997 is comprised of goodwill and management contracts, net of amortization, related to the Lexford acquisition (SEE "LEXFORD ACQUISITION" AND ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES -- LEXFORD ACQUISITION). In addition, Intangible Assets consists of a leasehold interest in land of approximately $618,000.

         Prepaids and Other assets at June 30, 1997 includes $2.8 million of capitalized costs associated with refinancing mortgages on Wholly Owned
Properties and approximately $225,000 of loan costs associated with the refinancing of the Company's corporate lines of credit which are amortized based upon the maturity date of the new loan. In addition, Prepaids and Other assets consists of approximately $1,488,000 of other prepaid expenses.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION (cont'd)

Recorded Values of Receivables from Syndicated Partnerships
-----------------------------------------------------------

         The Company owns general partner and, in some cases, nominal limited partner interests in, and holds second mortgage loans and other receivables from, Syndicated Partnerships. The majority of these receivables arose prior to the Effective Date as a result of agreements related to the syndication of the Syndicated Partnerships. Advances made to Syndicated Partnerships since the Effective Date primarily were for supplemental financing for debt restructuring or refinancing transactions. The advances bear interest at one percent over the prime rate of interest of The Provident Bank (the "Bank"), which was 9.5% at June 30, 1997. Interests in and Receivables from Syndicated Partnerships were recorded at their estimated fair value as of the Effective Date based upon Fresh Start accounting. The contractual amounts of receivables are significantly greater than the recorded values. At June 30, 1997 and December 31, 1996, the contractual value of the Company's Interests in and Receivables from Syndicated Partnerships amounted to $235.6 million and $238.9 million, respectively. The decrease in the contractual value is attributable to the Syndicated Partnerships that have been disposed of since December 31, 1996. The decline in the recorded value of Interests in and Receivables from Syndicated Partnerships was due to the sale of properties, collection of advances (see Note 4) and the collection of accrued interest. The gains from the disposals have been included in Income from Disposal of Assets. There can be no assurance that the Company will collect any amounts above the recorded Fresh Start value of these receivables.

         The Fresh Start values of the Company's Interests in and Receivables from Syndicated Partnerships were established as of the Effective Date utilizing an estimation of value based upon a capitalization rate of 10.5% applied to the net operating income of the respective Syndicated Partnership. The estimated value was then adjusted by the Syndicated Partnership's mortgage debt and the Syndicated Partnership's other assets and liabilities to determine an estimated net fair value. The Company then calculated its share of the estimated net fair value for each Syndicated Partnership, without regard to the possibility that payments to limited partners might be required in order to effectuate sales of the properties owned by certain of the Syndicated Partnerships.

         Interest is accrued on the recorded Fresh Start values of second mortgages and certain other receivables based upon contractual interest rates. Allowances are provided for estimated uncollectible interest based upon the underlying Syndicated Partnerships' ability to generate net cash flow sufficient to pay the amounts due the Company. In certain instances, payments made to the Company by individual Syndicated Partnerships in excess of carrying amounts of accrued interest on the recorded values of second mortgages is recorded as interest income. Any such payments in excess of amounts recorded as accrued interest normally still represent contractual interest payable from the Syndicated Partnerships to the Company and is representative of interest which accrues on the excess of the contractual balance of the second mortgage or other receivable above that of the recorded Fresh Start value on the Company's balance sheet. The Company is also entitled to receive incentive management fees and supplemental second mortgage interest from certain of the underlying Syndicated Partnerships if certain specified amounts of net operating income are achieved. Also, in the event the underlying Properties are sold or refinanced, the Company is generally entitled to a participation interest in the net proceeds, if available, as a second mortgage holder and on account of its partnership interest(s).

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

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION (cont'd)

Lexford Acquisition
-------------------

         Effective August 1, 1996 the Company acquired Lexford by way of a merger (the "Lexford Merger") of a wholly owned subsidiary of the Company with and into Lexford. The acquisition was accounted for as a purchase. The terms of the Lexford Merger provided that the Company would succeed to the ownership of all of the issued and outstanding stock of Lexford and the shareholders of Lexford would receive 700,000 shares of restricted, newly issued common stock, without par value ("Common Stock"), of the Company. For purposes of the Lexford Merger, the Common Stock was valued at $20 per share. Approximately $9.0 million, or 450,000 shares, of the purchase price is subject to forfeiture in whole or in part in the event Lexford does not achieve certain profitability criteria by December 31, 1999. These shares are held in escrow pending release. If the profitability criteria are met, the shares subject to forfeiture will be released without contingency and the Company will record the additional purchase price at such time. The Lexford shareholders received 250,000 shares of Common Stock free of contingencies. The 450,000 shares subject to forfeiture are not reflected in the Shareholders' Equity section of the Company's Balance Sheet presented herein.

Net Income Per Share
--------------------

         Net income per share for the period is computed based on the total weighted average number of shares of the Company's Common Stock outstanding during the subject period as well as those contingent shares estimated to be issued to officers, employees and directors in accordance with the Company's 1992 Incentive Equity Plan, as amended (the "Incentive Equity Plan"). In August 1996, the Company issued 700,000 shares of Common Stock in connection with the Lexford Merger, 450,000 shares of which remain subject to forfeiture in whole or in part. The 450,000 shares subject to forfeiture are excluded from the weighted average shares outstanding because the shares are not dilutive if they are earned. The Company expensed approximately $312,000 related to stock compensation and recorded approximately $437,000 of stock issued related to the 1996 bonus plan in the first half of 1997. For the three and six months ended June 30, 1997, the total weighted average shares outstanding was approximately 4,151,000 and 4,149,000, respectively. In February 1997 the Company retired all treasury shares held by the Company and Wholly Owned Properties.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for periods ending after December 15, 1997. Accordingly as of December 31, 1997, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share (which will replace primary earnings per share) the dilutive effects of stock options and other common stock equivalents will be excluded. The impact is expected to result in basic earnings per share of $.37 and $.21 for the quarters ended June 30, 1997 and 1996, respectively, and $.69 and $.50 for the six months ended June 30, 1997 and 1996, respectively. The impact of Statement 128 on dilutive earnings per share (which will replace fully diluted earnings per share) for such periods is not expected to be material.

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

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 WHOLLY OWNED PROPERTIES

         At June 30, 1997 and 1996, the Company owned 113 and 114 Wholly Owned Properties, respectively.

         Condensed combined balance sheets, with intercompany payables and receivables eliminated, of the Company's Wholly Owned Properties as of June 30, 1997 and December 31, 1996 are as follows:


                                                   June 30, 1997    December 31, 1996
                                                  ---------------   -----------------
                        Assets

Net Wholly Owned Properties Real Estate Assets    $   155,163,859   $     157,091,545
Cash                                                    3,057,806           3,322,494
Accounts Receivable                                       351,941             324,772
Funds Held in Escrow                                    7,734,660           6,980,142
Prepaids and Other                                      3,208,930           3,553,497
                                                  ---------------   -----------------
                                                  $   169,517,196   $     171,272,450
                                                  ===============   =================
                  Liabilities and Equity

Mortgage Payable:
      Contractual                                 $   156,094,499   $     157,381,603
      Mortgage Deficiency                              (8,931,200)         (9,325,586)
                                                  ---------------   -----------------
                                                      147,163,299         148,056,017
Accounts Payable                                        1,038,872           1,160,426
Accrued Interest and Real Estate Taxes                  3,696,849           2,961,795
Other Accrued Expenses                                  1,245,927           1,337,083
Other Liabilities                                         882,694             683,202
                                                  ---------------   -----------------
                                                      154,027,641         154,198,523
Equity                                                 15,489,555          17,073,927
                                                  ---------------   -----------------
                                                  $   169,517,196   $     171,272,450
                                                  ===============   =================

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 WHOLLY OWNED PROPERTIES (cont'd)

          As of the Effective Date, in accordance with Fresh Start reporting, the mortgages on the Wholly Owned Properties were restated to estimate fair value (the "Carrying Value") if the Fresh Start value of the respective asset was less than the outstanding principal amount of its mortgage. Although the value of the assets may have increased since the Effective Date, the Carrying Values of the mortgages and the assets have not been adjusted. Interest expense is recorded based on the Carrying Value of the mortgage using the effective interest rate method. Mortgages which have been originated following the Effective Date, are recorded as liabilities on the Consolidated Balance Sheets in their full principal amount. Typically, each Wholly Owned Property is secured by a separate mortgage loan. The mortgage loans on a portfolio of 26 Wholly Owned Properties contain cross collateral and cross default provisions; however, all of the mortgage loans secured by the Wholly Owned Properties are non-recourse to the Company.

           With respect to those Wholly Owned Properties and other assets which the Company has acquired, and may acquire, after the Effective Date, the recorded values are established on the basis of acquisition cost, in accordance with generally accepted accounting principles.

NOTE 3 MORTGAGE REFINANCINGS

           In the first half of 1997, the Company refinanced mortgages on two Wholly Owned Properties. Mortgage indebtedness on the Wholly Owned Properties, with a contractual value of $2.6 million and a Carrying Value of $2.3 million, was refinanced with mortgages bearing a fixed rate of interest of 8.2%, with 25 year amortization and ten year maturities. Annual debt service on the affected Wholly Owned Properties decreased approximately $40,000. An extraordinary non-cash loss of approximately $180,000, net of tax benefits, resulted from the mortgage debt refinancings of the Wholly Owned Properties. The loss arose from the mortgages repaid from refinance proceeds at the contractual balance which exceeded the Carrying Value of the mortgages.

           In the first half of 1996, the Company completed the refinancing of the mortgage and related interest debt on seven Wholly Owned Properties. Mortgage and related interest debt with a contractual value of $12.4 million and a carrying value of $12.0 million was refinanced with mortgages bearing interest at a fixed rate of approximately 8.0% per annum, with a 25 year amortization schedule and a ten year maturity. These transactions funded improvement and deferred maintenance, tax and working capital escrows of approximately $429,000. The Company did not recognize an extraordinary gain or loss associated with the mortgage refinancings on these Properties.

           In the first half of 1997, the Company also completed the refinancing of the mortgage and related accrued interest debt on 12 Syndicated Partnerships. The new loans bear interest at a fixed rate ranging from 8.2% to 9.0% per annum with a ten year maturity. The Company negotiated, on behalf of the Syndicated Partnerships, discounts from the previous mortgage lenders totaling approximately $1.3 million. Annual debt service requirements for the affected Syndicated Partnerships decreased, in the aggregate, approximately $230,000 as a result of these transactions.

                         CARDINAL REALTY SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4  RELATED PARTY TRANSACTIONS

           The Company manages all of the 113 Wholly Owned Properties and 403 of the 407 Syndicated Partnerships. The Company also provides various ancillary services, including a Preferred Vendor purchasing program to the Properties, and insurance to residents (SEE NOTE 1 - BUSINESS OVERVIEW - MANAGEMENT SERVICES). The Company earned fee based revenues from the Syndicated Partnerships of approximately $2.9 million and $2.8 million for the three months ended June 30, 1997 and 1996, respectively, and $5.8 million and $5.6 million for the six months ended June 30, 1997 and 1996, respectively. The Company also earned a majority of its interest income on its receivables (including second mortgages) from the Syndicated Partnerships. Approximately $1.2 million and $4.1 million of the Accounts Receivable were due from the Syndicated Partnerships as of June 30, 1997 and December 31, 1996, respectively. The decline in the accounts receivable is cyclical in nature due to the timing of the billing and collection of the annual insurance premiums collected and paid by the Company on behalf of the Syndicated Partnerships. The cyclical nature of the insurance billings also impacted Other Accrued Expenses. Fee Based Revenues and Accounts Receivable related to the Wholly Owned Properties are eliminated in consolidation.

           The Company received principal repayment of advances of approximately $48,000 from the Syndicated Partnerships in the first six months of 1997 as compared to $600,000 in the first six months of 1996. These advance repayments were applied to Interests in and Receivables from Syndicated Partnerships.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

           The following discussion explains material changes in the Company's results of operations, comparing the three and six months ended June 30, 1997 and 1996 and significant developments affecting the Company's financial condition since the end of 1996. The following discussion should be read in conjunction with the historical financial statements of the Company.

RESULTS OF OPERATIONS

           Rental  and  Other   Revenues  are  derived  from  the  Wholly  Owned
Properties which own and operate apartment communities. Rental and other revenues increased approximately $188,000, or 1.8%, and approximately $185,000, or 0.9%, for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. On a comparable unit basis, revenues from the 113 Wholly Owned Properties in operation for both periods ("same store") increased approximately $213,000, or 2.1%, and approximately $440,000, or 2.2%, for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996, with average rent collected per unit increasing from $387 in 1996 to $390 in 1997. The average economic occupancy was 90.2% for the six months ended June 30, 1997 as compared to 92.1% for the six months ended June 30, 1996. Economic occupancy is defined as the amount of revenue collected from residents as a percentage of the revenue a property could generate if full rents, based upon the last rent received, were collected for 100% of the units.

           Fee  Based   Revenues  are  comprised  of  Management   Services  and
Investment Management revenues generated from services provided to Syndicated Partnerships, third party owners and residents at the Properties. Management Services revenues principally relate to property management and accounting services provided to the Syndicated Partnerships and, from and after August 1, 1996, property management services provided to third party property owners (SEE LIQUIDITY AND CAPITAL RESOURCES -- LEXFORD ACQUISITION). As of June 30, 1997, the Company had an ownership interest in 520 apartment communities (consisting of an aggregate of approximately 34,000 rental units) in 14 states. As of the same date, Lexford managed 599 apartment communities (consisting of an aggregate of 49,650 apartment units) in 22 states. Lexford's management portfolio included 516 apartment communities (33,840 units) in which the Company has an ownership interest and 83 apartment communities (15,810 units) managed for third party owners. In the first quarter of 1997 Lexford lost the management of approximately 3,000 third party owned units in a portfolio involved in bankruptcy proceedings which resulted in a change of control of the ownership of these units. The loss of this portfolio has resulted in a decline in third party management revenues of approximately $300,000 per quarter in 1997. Third party management revenues are subject to fluctuation from period to period. Lexford also provides ancillary services to real estate owners and the Syndicated Partnerships, including a "Preferred Vendor" discount buying program and laundry services. In prior years, the Company maintained a warehouse with an inventory of parts and supplies, which were shipped to the apartment communities upon the receipt of orders. In November 1996, the Company disposed of such inventory and Lexford established its Preferred Vendor program that features discounts with major vendors. The program allows Lexford clients to benefit from volume purchasing by paying discounted prices. By outsourcing the replacement parts and supplies, Lexford eliminated its inventory and reduced overhead. The program was made available to third-party clients effective December 1, 1996. Lexford receives a rebate for every purchase made through the Preferred Vendor program, as well as a rebate from residents' use of laundry equipment. Investment Management revenues consist of partnership administration fees as well as fees generated from loan refinancing and restructuring. (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- BUSINESS OVERVIEW).

           The following are the major components of Management Services revenues and Investment Management fee-based revenues for the three and six months ended June 30, 1997 as compared to the same periods in 1996:

                                                       Three Months Ended June 30            Six Months Ended June 30
                                                   ----------------------------------   ----------------------------------
                                                        1997               1996              1997              1996
                                                   ---------------   ----------------   --------------   -----------------
Management Services:
  Property Management Services:
      Syndicated Partnerships                      $     1,968,200   $      1,945,251   $    3,864,855   $       3,874,527
      Third Party                                          951,230                  0        1,992,699                   0
      Other Management Service Fee Revenues                403,559            403,033          768,551             765,370
  Preferred Vendor Services:
      Furniture Leasing and Renters Insurance               47,250             67,903          190,298             161,434
      Preferred Vendor Purchase Rebates                    135,571                  0          255,920                   0
      Replacement and Maintenance
         Material Revenues - Net                                 0             34,235                0             150,803
                                                   ---------------   ----------------   --------------   -----------------
Total Management Services Revenues                       3,505,810          2,450,422        7,072,323           4,952,134
                                                   ---------------   ----------------   --------------   -----------------
Investment Management
  Partnership Administration & Other Fees                  278,878            289,406          566,796             582,162
  Loan Refinancing and Restructuring Fees                   56,976             22,560          106,040              49,127
                                                   ---------------   ----------------   --------------   -----------------
Total Investment Management Fee Revenues                   335,854            311,966          672,836             631,289
                                                   ---------------   ----------------   --------------   -----------------
Total Fee Based Revenues                           $     3,841,664   $      2,762,388   $    7,745,159   $       5,583,423
                                                   ===============   ================   ==============   =================

           Fee  Based  Revenues  increased  $1.1  million,  or  39.1%,  and $2.2 million, or 38.7%, for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The increase was almost entirely due to increases in property management and accounting services revenues from the operations of Lexford Properties, Inc., ("Lexford") acquired effective August 1, 1996. Preferred Vendor Services Revenues increased approximately $81,000 and $134,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The increases were due to an increase in renters insurance revenues and the volume of revenue generated from the preferred vendor program rebates as compared to the revenue earned from the discontinued maintenance parts and supply operation in the prior year. Lexford successfully converted from a maintenance parts supply warehouse operation to a preferred vendor program where it earns rebates based on the volume of purchases while providing competitive prices to the Properties and apartment communities managed for unrelated third party owners.

           Interest Income increased approximately $1.0 million, or 68.4%, and $2.2 million, or 74.6%, for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. Interest Income is primarily derived from the interest collected or accrued on the recorded value of interests in, and receivables from, Syndicated Partnerships (SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - RECORDED VALUES OF RECEIVABLES FROM SYNDICATED PARTNERSHIPS ). The increase in Interest Income was primarily due to lower first mortgage debt service requirements due to refinancings of Syndicated Partnership mortgages. Although there can be no assurances, Interest Income should continue to be favorably impacted in the future as a result of refinanced mortgage debt and, possibly, increasing net operating income (SEE NET OPERATING INCOME OF SYNDICATED PARTNERSHIPS).

           Income from Disposal of Assets increased approximately $515,000 and $415,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. This income is derived from the net disposition proceeds in excess of the aggregate recorded value of these assets. The Company currently intends to sell certain Properties and, although there can be no assurance, may recognize additional income from disposal of assets. Income from Disposal of Assets is not a recurring, long term source of revenue.

           Rental Operating Expense decreased approximately $42,000, or 1%, and approximately $358,000, or 3.4%, for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. Improvement and replacement expenses, in the aggregate, decreased approximately $52,000 and $315,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996 due to the timing of maintenance work. This trend is not anticipated to continue. In addition, a mild winter resulted in a decline in exterior maintenance costs in the first quarter of 1997.

           Fee Based Expenses increased approximately $1.4 million and $3.1 million for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The increase was primarily due to Fee Based Expenses related to the third party management operation of Lexford which was acquired effective August 1, 1996.

           Administration Expenses increased approximately $370,000 and approximately $695,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The increase in administration expenses was due, in part, to the executive and middle management restructuring implemented at the end of 1995 which resulted in lower payroll expense during the first half of 1996 due to open positions, principally at the senior management level, many of which positions have since been filled. In addition, the Company has incurred additional costs in 1997 associated with promotional and marketing campaign associated with the Lexford property management operation.

           Restructure Costs of $250,000 were incurred in the first quarter of 1997 as a one time charge related to costs incurred in connection with realignments to the Company's Management Services division as part of the integration of the Lexford operations with the pre-existing Management Services division of the Company.

           Interest Expense for mortgages on the Wholly Owned Properties decreased approximately $147,000 and approximately $263,600 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The decrease is related to the refinancing transactions completed in late 1996. Interest Expense on the Company's corporate lines of credit decreased approximately $124,000 and approximately $254,000 for the three and six month comparative periods. This decrease is due primarily to the decline in the average debt outstanding on the Company's credit facility: $7.9 million was outstanding at June 30, 1997 as compared to $20.1 million at June 30, 1996.

           Depreciation and Amortization Expense increased approximately $151,000 and approximately $288,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The increase is primarily due to the amortization of loan costs capitalized in connection with the refinancing of corporate debt and mortgages on Wholly Owned Properties and the amortization of goodwill and management contracts associated with the Lexford acquisition.

           Income before Extraordinary Item amounted to $1.6 million, or $.40 per share, and $2.9 million, or $.71 per share, for the three and six months ended June 30, 1997, respectively, as compared to approximately $757,000, or $.19 per share, and $1.8 million, or $.47 per share, for the same periods in 1996. The extraordinary loss of approximately $180,000, net of tax benefits, in the second quarter of 1997 was a result of mortgage debt refinancings on Wholly Owned Properties (SEE NOTE 3 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

Earnings before Interest, Taxes, Depreciation and Amortization

           The Company believes that earnings before interest, income taxes, depreciation, amortization and extraordinary items ("EBITDA"), Recurring EBITDA (EBITDA adjusted for non recurring items) and Adjusted EBITDA (Recurring EBITDA less interest on Wholly Owned Property mortgage debt) are significant indicators of the strength of its results. EBITDA is a measure of a Company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures, including expenditures for acquisitions. EBITDA does not represent cash flow as defined by generally accepted accounting principles and does not necessarily represent amounts of cash available to fund the Company's cash requirements. Unaudited EBITDA and the unaudited computation of Recurring EBITDA and Adjusted EBITDA for the three and six months ended June 30, 1997 and 1996 is as follows:


                                                      For the Three Months Ended           For the Six Months Ended
                                                  ----------------------------------  ----------------------------------
                                                   June 30, 1997     June 30, 1996     June 30, 1997     June 30, 1996
                                                  ----------------  ----------------  ----------------  ----------------

EBITDA                                            $      7,815,905  $      6,467,407  $     14,989,828  $     13,444,630
------                                            ----------------  ----------------  ----------------  ----------------
     Income from Disposal of Assets                       (620,911)         (105,803)         (689,356)         (274,692)
     Loan Fees                                             (56,976)          (22,560)         (106,040)          (49,127)
     Restructure Costs                                           0           300,000           250,000           300,000
                                                  ----------------  ----------------  ----------------  ----------------
Recurring EBITDA                                         7,138,018         6,639,044        14,444,432        13,420,811
----------------
                                                  ----------------  ----------------  ----------------  ----------------
     Interest on Wholly Owned Properties                (3,489,441)       (3,636,670)       (6,936,527)       (7,200,179)
                                                  ----------------  ----------------  ----------------  ----------------
Adjusted EBITDA                                   $      3,648,577  $      3,002,374  $      7,507,905  $      6,220,632
---------------                                   ================  ================  ================  ================

         Adjusted EBITDA increased approximately $646,000, or 21.5%, and $1.3 million, or 20.7%, for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The increase was principally due to the increase in interest income derived from Syndicated Partnerships.

Contribution to Profit by Business Activity

         The unaudited net contribution to profit (revenues less direct expenses) and Adjusted EBITDA by the core business activities of the Company for the three and six months ended June 30, 1997 and 1996, are as follows. Financial information presented includes fee based revenue generated from the Wholly Owned Properties which is eliminated in the Consolidated Financial Statements, and does not include an allocation of general corporate overhead.

         The following presentation shows Property Management and Preferred Vendor Services separately for the first time. Management believes that this presentation format is more appropriate since the Preferred Vendor Services business has expanded beyond properties controlled by the Company. Operational realignments implemented during the third quarter of 1997 should enable more accurate allocation of expenses between Management Services and Preferred Vendor Services, and will be reflected in future reporting of the Company.

Management Services - Net Contribution to Profit


                                                  For the Three Months Ended              For the Six Months Ended
                                             -------------------------------------  -------------------------------------
                                               June 30, 1997       June 30, 1996      June 30, 1997       June 30, 1996
                                             -----------------   -----------------  ------------------  -----------------
Revenues
  Syndicated Partnership Contracts           $       3,037,990   $       2,962,740  $        5,965,341  $       5,924,687
  Third Party Contracts                                951,230                   0           1,992,699                  0
  Other                                                 31,657             168,139              83,369            232,788
                                             -----------------   -----------------  ------------------  -----------------
                                                     4,020,877           3,130,879           8,041,409          6,157,475
                                             -----------------   -----------------  ------------------  -----------------
Direct Expenses                                      3,003,830           1,677,282           6,147,631          3,207,268
                                             -----------------   -----------------  ------------------  -----------------
Net Contribution to Profit                   $       1,017,047   $       1,453,597  $        1,893,778  $       2,950,207
                                             =================   =================  ==================  =================
Adjusted EBITDA                              $       1,017,047   $       1,453,597  $        1,893,778  $       2,950,207
                                             =================   =================  ==================  =================

         The decline in the Management Services net contribution to profit is due to the fact that a diminution of fee revenue associated with third party management occurred without significant expense reductions. The revenue losses were due in large part to the loss of management of 3,000 units in the first quarter of 1997 as the result of an owner-client's bankruptcy proceedings. Other factors contributing to the decline in net contribution is a decrease in other income related to the recovery of fully reserved receivables in 1996 upon refinancing of properties and the relatively flat growth of revenues from Syndicated Partnership contracts.

         The Company has implemented a realignment of the Management Services operations in an effort to reduce costs and recover margins.

Preferred Vendor Services -- Net Contribution to Profit
                                                  For the Three Months Ended              For the Six Months Ended
                                             -------------------------------------  -------------------------------------
                                               June 30, 1997       June 30, 1996      June 30, 1997       June 30, 1996
                                             -----------------   -----------------  -----------------   -----------------
Revenues
     Renters' Insurance                      $          93,760   $          79,873  $         262,456   $         196,943
     Rebate/Parts Sales                                211,226             256,424            376,187             571,284
     Furniture Leasing and Other                             0              84,340             20,423             186,664
                                             -----------------   -----------------  -----------------   -----------------
                                                       304,986             420,637            659,066             954,891
                                             -----------------   -----------------  -----------------   -----------------

Direct Expenses                                        127,555             238,543            245,192             476,454
                                             -----------------   -----------------  -----------------   -----------------
Net Contribution to Profit                   $         177,431   $         182,094  $         413,874   $         478,437
                                             =================   =================  =================   =================
Adjusted EBITDA                              $         177,431   $         182,094  $         413,874   $         478,437
                                             =================   =================  =================   =================

     Preferred Vendor Services has consistently maintained a net contribution to profit while converting from a maintenance parts supply warehouse and furniture leasing operation to a preferred vendor rebate program. The decline in sales volume was offset by a corresponding decrease in overhead costs.

Investment Management - Net Contribution to Profit

                                                         For the Three Months Ended           For the Six Months Ended
                                                     ----------------------------------  -----------------------------------
                                                      June 30, 1997     June 30, 1996     June 30, 1997      June 30, 1996
                                                     ----------------  ----------------  ----------------   ----------------
Revenues
     Interest Income                                 $      2,687,145  $      1,610,352  $      5,432,734   $      3,146,685
     Fee Based Services
           Administrative Fees                                364,363           361,161           748,045            748,738
           Loan Fees                                           94,061            54,570           143,125            103,737
     Income from Disposal of Assets                           620,911           105,803           689,356            274,692
     Other                                                     32,689            11,373            50,022             19,337
                                                     ----------------  ----------------  ----------------   ----------------
                                                            3,799,169         2,143,259         7,063,282          4,293,189
                                                     ----------------  ----------------  ----------------   ----------------

Direct Expenses                                               524,646           494,001         1,082,846            968,023
                                                     ----------------  ----------------  ----------------   ----------------
Net Equity/(Loss) in Wholly Owned Properties                  125,625          (187,696)          343,686           (471,032)
                                                     ----------------  ----------------  ----------------   ----------------
Net Contribution to Profit                           $      3,400,148  $      1,461,562  $      6,324,122   $      2,854,134
                                                     ================  ================  ================   ================
Adjusted EBITDA                                      $      3,974,398  $      2,516,471  $      8,017,078   $      4,913,722
                                                     ================  ================  ================   ================

         The increase in the Investment Management contribution was derived principally from the improved financial operating performances and reduced first mortgage debt service requirements of the Syndicated Partnerships (reflected in Interest Income) and the Wholly Owned Properties.

                                                                              CONSOLIDATED SUMMARY
                                                     -----------------------------------------------------------------------
                                                         For the Three Months Ended            For the Six Months Ended
                                                     -----------------------------------  ----------------------------------
                                                      June 30, 1997      June 30, 1996     June 30, 1997     June 30, 1996
                                                     ----------------   ----------------  ----------------  ----------------
Net Contribution to Profit:
         Management Services                         $      1,017,047   $      1,453,597  $      1,893,778  $      2,950,207
         Preferred Vendor Services                            177,431            182,094           413,874           478,437
         Investment Management                              3,400,148          1,461,562         6,324,122         2,854,134
                                                     ----------------   ----------------  ----------------  ----------------
                                                            4,594,626          3,097,253         8,631,774         6,282,778
                                                     ----------------   ----------------  ----------------  ----------------

Other Expenses:
         Administration                                     1,520,299          1,149,788         2,816,825         2,121,734
         Restructure Costs                                          0            300,000           250,000           300,000
         Interest - Corporate                                 137,395            261,606           307,324           561,466
         Depreciation and Amortization                        223,235            141,175           452,090           268,944
                                                     ----------------   ----------------  ----------------  ----------------
                                                            1,880,929          1,852,569         3,826,239         3,252,144
                                                     ----------------   ----------------  ----------------  ----------------
Income before Income Taxes                           $      2,713,697   $      1,244,684  $      4,805,535  $      3,030,634
                                                     ================   ================  ================  ================

                                       22

                                                                      Adjusted EBITDA by Business Activity
                                                 ------------------------------------------------------------------------------
                                                       For the Three Months Ended               For the Six Months Ended
                                                 --------------------------------------  --------------------------------------
                                                   June 30, 1997        June 30, 1996      June 30, 1997       June 30, 1996
                                                 ------------------   -----------------  ------------------  ------------------
Adjusted EBITDA - Net Contribution:
    Management Services                          $        1,017,047   $       1,453,597  $        1,893,778  $        2,950,207
    Preferred Vendor Services                               177,431             182,094             413,874             478,437
    Investment Management                                 3,974,398           2,516,471           8,017,078           4,913,722
    Corporate Administration                             (1,520,299)         (1,149,788)         (2,816,825)         (2,121,734)
                                                 ------------------   -----------------  ------------------  ------------------
Adjusted EBITDA                                  $        3,648,577   $       3,002,374  $        7,507,905  $        6,220,632
                                                 ==================   =================  ==================  ==================

Wholly Owned Properties' Operating Results

The following table summarizes the unaudited operating results of the Wholly Owned Properties for the three and six months ended June 30, 1997 and 1996:

                                                      For the Three Months Ended             For the Six Months Ended
                                                 ------------------------------------ --------------------------------------
                                                   June 30, 1997      June 30, 1996     June 30, 1997       June 30, 1996
                                                 ------------------ ----------------- ------------------  ------------------
Statistical information
-----------------------
Properties at end of period                                     113               114                113                 114
Average Units                                                 8,453             8,587              8,453               8,682
Ave Economic Occupancy                                        90.4%             92.5%              90.2%               91.0%
Ave Rent Collected/Unit/Month                                  $392              $385               $390                $382
Property - Operating Expenses/Unit/Month                       $155              $145               $151                $145
Capital & Maintenance/Unit/Month                                $30               $39                $29                 $33
Real Estate Taxes/Unit/Month                                    $32               $32                $32                 $32
Property - Operating Expense Ratio                           37.65%            36.44%             37.16%              36.87%
Financial Information
---------------------
Revenues
  Rental Income                                  $        9,937,768 $       9,925,721 $       19,769,127  $       19,879,707
  Other Property Income                                     504,178           327,950            859,851             564,105
                                                 ------------------ ----------------- ------------------  ------------------
Total Revenues                                           10,441,946        10,253,671         20,628,978          20,443,812
                                                 ------------------ ----------------- ------------------  ------------------
Expenses
  Property Operating                                      3,931,367         3,736,302          7,666,143           7,538,610
  Real Estate Taxes                                         822,044           813,390          1,625,123           1,655,710
                                                 ------------------ ----------------- ------------------  ------------------
      Operating Expenses                                  4,753,411         4,549,692          9,291,266           9,194,320
                                                 ------------------ ----------------- ------------------  ------------------
      Net Operating Income                                5,688,535         5,703,979         11,337,712          11,249,492
                                                 ------------------ ----------------- ------------------  ------------------
  Interest - Mortgage                                     3,489,441         3,636,670          6,936,527           7,200,179
  Interest - Corporate Advances                             145,802           100,000            289,136             200,000
  Major Maintenance                                         557,661           842,133          1,106,440           1,495,736
  Non Operating                                             117,868           129,598            173,570             441,200
  Depreciation and Amortization                           1,252,137         1,183,272          2,488,352           2,383,407
                                                 ------------------ ----------------- ------------------  ------------------
      Non Operating                                       5,562,909         5,891,673         10,994,025          11,720,522
                                                 ------------------ ----------------- ------------------  ------------------
  Income/(Loss) before Extraordinary Items                  125,626          (187,694)           343,687            (471,030)
                                                 ------------------ ----------------- ------------------  ------------------
  Extraordinary Loss                                       (295,534)                0           (295,534)                  0
                                                 ------------------ ----------------- ------------------  ------------------
Net Income/(Loss)                                $         (169,908)$        (187,694)$           48,153  $         (471,030)
                                                 ================== ================= ==================  ==================
Capital Expenditures                             $          203,113 $         173,782 $          373,273  $          235,799
                                                 ================== ================= ==================  ==================

Funds from Operations of Wholly Owned Properties

         As defined by the National Association of Real Estate Investment Trust ("NAREIT"), Funds From Operations ("FFO") represents net income/(loss) (computed in accordance with generally accepted accounting principles, consistently applied) before minority interest, excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustment for unconsolidated partnerships and joint ventures. The FFO of the Wholly Owned Properties for the three and six months ended June 30, 1997, as compared to the same periods in 1996, is as follows:

                                                                           Funds From Operations
                                                   ----------------------------------------------------------------------
                                                       For the Three Months Ended           For the Six Months Ended
                                                   ---------------------------------   ----------------------------------
                                                    June 30, 1997     June 30, 1996     June 30, 1997     June 30, 1996
                                                   ----------------  ---------------   ----------------  ----------------
Wholly Owned Properties:
Income/(loss) before Extraordinary Items           $        125,626  $      (187,694)  $        343,687  $       (471,030)
  Depreciation on Real Estate                             1,151,073        1,092,967          2,300,958         2,288,389
  Deferred Maintenance Funded from Escrows                        0          324,303                  0           523,025
                                                   ----------------  ---------------   ----------------  ----------------
                                                   $      1,276,699  $     1,229,576   $      2,644,645  $      2,340,384
                                                   ================  ===============   ================  ================

         FFO increased approximately $47,000, or 3.8%, and approximately $304,000, or 13.0%, for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996, due to the factors discussed in "Results of Operations".

Net Operating Income of Syndicated Partnerships

         The Company holds receivables from substantially all of the 407 Syndicated Partnerships in which the Company had an ownership interest on June 30, 1997, primarily in the form of second mortgages and general partner advances to the Syndicated Partnerships. Payments on these receivables generate a majority of the interest income recognized by the Company.

         The following table summarizes certain unaudited aggregated operating results of the Syndicated Partnerships for the three and six months ended June 30, 1997 and 1996. The financial information presented is based upon accrual accounting at the partnership level. Certain transactions between the Company and the Syndicated Partnerships are recorded at amounts at the partnership level that will not necessarily correspond to amounts recorded at the Company level as Interest Income due to "Fresh Start" accounting (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- RECORDED VALUES OF RECEIVABLES FROM SYNDICATED PARTNERSHIPS).

                                       24

                                                    For the Three Months Ended        For the Six Months Ended
                                                 -------------------------------- ---------------------------------
                                                  June 30, 1997   June 30, 1996    June 30, 1997    June 30, 1996
                                                 --------------- ---------------- ---------------  ----------------
Statistical information
-----------------------
Properties at end of period                                  407              414             407               414
Average Units                                             25,661           26,197          25,661            26,197
Ave Economic Occupancy                                     90.8%            92.4%           90.6%             91.8%
Ave Rent Collected/Unit/Month                               $391             $385            $389              $381
Property - Operating Expenses/Unit/Month                    $157             $146            $154              $149
Capital & Maintenance/Unit/Month                             $29              $35             $28               $34
Real Estate Taxes/Unit/Month                                 $30              $30             $30               $30
Property - Operating Expense Ratio                        38.39%            36.9%          38.02%            37.96%
Financial Information
---------------------
Revenues
  Rental Income                                  $    30,075,048 $     30,256,045 $    59,907,245  $     59,897,166
  Other Property Income                                1,438,704          945,553       2,470,891         1,633,352
                                                 --------------- ---------------- ---------------  ----------------
Total Revenues                                        31,513,752       31,201,598      62,378,136        61,530,518
                                                 --------------- ---------------- ---------------  ----------------
Expenses
  Property Operating                                  12,097,341       11,501,657      23,714,505        23,358,541
  Real Estate Taxes                                    2,308,328        2,321,076       4,608,481         4,699,102
                                                 --------------- ---------------- ---------------  ----------------
      Operating Expenses                              14,405,669       13,822,733      28,322,986        28,057,643
                                                 --------------- ---------------- ---------------  ----------------
      Net Operating Income                            17,108,083       17,378,865      34,055,150        33,472,875
                                                 --------------- ---------------- ---------------  ----------------
  Interest - Mortgage                                  9,786,540       10,006,745      19,563,173        19,927,018
  Interest - Corporate Advances                        3,176,030        3,089,443       6,373,876         6,124,449
  Major Maintenance                                    2,201,233        2,129,302       3,572,616         4,612,948
  Non Operating                                          242,511        1,120,158         967,160         1,652,834
  Depreciation and Amortization                        4,649,382        4,543,346       9,288,905         9,075,230
                                                 --------------- ---------------- ---------------  ----------------
      Non Operating                                   20,055,696       20,888,994      39,765,730        41,392,479
                                                 --------------- ---------------- ---------------  ----------------
Income/(loss) before Extraordinary Item               (2,947,613)      (3,510,129)     (5,710,580)       (7,919,604)
                                                 --------------- ---------------- ---------------  ----------------
Extraordinary Item                                     1,063,101                0       1,848,381                 0
                                                 --------------- ---------------- ---------------  ----------------
Net Income/(Loss)                                $    (1,884,512)$     (3,510,129)$    (3,862,199) $     (7,919,604)
                                                 =============== ================ ===============  ================
Capital Expenditures                             $       968,915 $        587,965 $     1,643,540  $        803,130
                                                 =============== ================ ===============  ================

         On a comparable unit or "same store" basis for the 407 Syndicated Partnerships, Net Operating Income decreased approximately $62,000 or 0.4%, and increased approximately $944,000, or 2.9%, for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. Economic occupancy for the 407 same store Syndicated Partnerships was 91.3% for the six months ended June 30, 1997, as compared to 92.5% for the same period in 1996. The Syndicated Partnership performance for the first half of 1997, as compared to 1996, is comparable to the Wholly Owned Properties, and was influenced by the same factors. The extraordinary item recorded on the Syndicated Partnerships related to debt discounts obtained upon the refinance of the mortgage debt on certain Syndicated Partnerships.

         LIQUIDITY AND CAPITAL RESOURCES

         Liquidity
         ---------

         The following discussion regarding liquidity and capital resources should be read in conjunction with the Company's Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996 and the Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996.

         The Company anticipates that cash flow from its operations and borrowings available under the Company's credit facility should be adequate to meet the foreseeable capital and liquidity needs of the Company. If the Company is successful in implementing potential future growth plans, it may be necessary to seek alternative sources of debt or equity capital.

         The principal sources of liquidity for the Company are cash flow from its operations and borrowing available under the Company's credit facility. The Company's Net Cash Provided by Operating Activities increased $4.9 million for the six months ended June 30, 1997, as compared to the same period in 1996. The increase was due primarily to cash received from interests in and receivables from Syndicated Partnerships which increased $3.4 million due to improved net operating income and lower debt service requirements. Payments (uses of cash) related to non-recurring items included in Operating Activities reflects payments related to the corporate restructuring costs.

         The Company's credit facility provides credit up to $29.7 million, and is comprised of: a $3.0 million revolving line of credit for operating needs subject to annual review and extension by the Bank; a $7.0 million line of credit for acquisitions and Property debt restructuring (the "Acquisition Line") due in March 2001 with a 7.25% fixed interest rate with monthly installments of principal and interest of $139,435; a $19.7 million reducing balance line of credit (the "Reducing Line") due in August 2001 with interest, only, payable during the first year with quarterly reductions in available credit of $750,000 commencing in October 1996 (collectively, the "Loans"). The credit facility provides that the variable interest rate on the Loans would be the Bank's prime rate of interest minus 1%. Excess corporate cash is applied to pay down the Reducing Line and reborrowed as needed.

         In July 1996, the Company received a commitment letter from the Bank for an additional $10.0 million line of credit. The new line will bear interest at the Bank's prime rate of interest minus 1% with interest only during the first year, and will be due in six years. The Company has not needed to access this credit commitment. On June 30, 1997, including the $10.0 million commitment, the Company had unrestricted credit availability of approximately $31.0 million.

          In addition, all of the Company and the majority of Property bank accounts are maintained at the Bank. The banking relationship has increased cash flow at the Properties as a result of reduced service charges and increased interest income on the Property bank account balances. The Company benefits from a portion of the improved cash flow at the Properties.

         The Company's capital expenditures for the six months ended June 30, 1997 amounted to approximately $264,000 funded from cash flow and the Company's credit facility. The Company anticipates that its capital needs in the future can be satisfied out of cash flow from operations or the Company's credit facility. The Company is upgrading its software systems in order to obtain optimal efficiencies from technology. In addition, during the course of 1997 and 1998, the Company intends to lease personal computers and new property management software for use at the Properties. The total cost to implement this new system is estimated to be approximately $2.0 million. The cost will be financed with an operating lease, with each Property absorbing its pro rata share of the rental costs. Although there can be no assurance, management believes this enhanced technology should improve property performance and provide operational efficiencies which should offset the increased costs associated with the new system. The Company currently forecasts normal recurring capital expenditures of approximately $400,000 in 1997 (exclusive of capital expenditures for enhanced software and information systems).

         Capital Expenditures, combined with Improvement and Replacement Expense for the Wholly Owned Properties, was $1.5 million during the six months ended June 30, 1997. These costs are funded from Wholly Owned Properties cash flow and maintenance escrow funds. The 1997 budget for capital expenditures, improvement and replacement expense for the Wholly Owned Properties is $4.6 million, as compared to annual actual expenditures in 1996 of $3.5 million. Approximately $1.5 million of the $4.6 million relates to non recurring deferred maintenance which principally will be funded from escrows established in connection with mortgage refinancing transactions completed in prior years.

         Lexford Acquisition
         -------------------

         Effective August 1, 1996, the Company acquired Lexford Properties, Inc., a privately held, third-party multi-family management company headquartered in Dallas, Texas (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - BUSINESS OVERVIEW - MANAGEMENT SERVICES). As a result of the acquisition, the Company derives Management Services fee income from apartment communities in which it has no ownership interest. At June 30, 1997, Lexford's third party management portfolio comprised approximately 15,800 units of the Company's management portfolio of approximately 49,650 units. Lexford's Dallas office is headquarters for the Company's combined property management business, which is conducted under the Lexford name.

         To acquire Lexford, the Company issued 700,000 shares of Common Stock valued, for acquisition purposes, at $20 per share representing a maximum purchase price of $14 million. Approximately $9 million of the purchase price (450,000 shares) is subject to forfeiture in the event the Company's combined property management operations do not achieve certain profitability criteria. Lexford shareholders received 250,000 shares of the Company's Common Stock free of contingencies. The remaining 450,000 contingent shares will cease to be subject to risk of forfeiture if and when specified increases in the profitability of the Company's property management operations are achieved during the three full fiscal years following the merger (i.e. on or before the end of the Company's 1999 fiscal year). If, during any one of the three fiscal years in the specified period, profit from property management operations increases $1.8 million or more from 1995 levels, the former Lexford shareholders would own 150,000 of the contingent shares free of contingencies, and if the increase is $4.0 million or more from 1995 levels, the former Lexford shareholders would own the entire 700,000 shares free of contingencies, or approximately 15.0% of the Company's shares outstanding as of June 30, 1997.

         Financing And Debt Restructuring of the Properties
         --------------------------------------------------

         In the first half of 1997 the Company refinanced mortgages on 12 Syndicated Partnerships and two Wholly Owned Properties. The new mortgages on 12 Properties were financed through PaineWebber Incorporated ("PaineWebber") and the mortgages on two Properties were financed through First Union Capital
Markets Group ("First Union"). The PaineWebber mortgages have fixed interest rates ranging from 8.2% to 9.0% with a 25 year principal amortization schedule, beginning in year four on Syndicated Partnerships, and a ten year maturity. The new First Union mortgages have fixed interest rates of 8.7% with a 25 year principal amortization and a ten year maturity. The Company was able to negotiate debt discounts from the previous lenders of approximately $1.3 million in the aggregate on four of the Syndicated Partnerships. In addition, annual debt service at the Syndicated Partnerships will decrease in the aggregate, approximately $230,000 per year over the next three years and approximately $40,000 per year on the Wholly Owned Properties, as a result of these transactions.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         This Form 10-Q contains certain forward-looking statements regarding prospects for (i) increased interest income to be received from Syndicated Partnerships, (ii) possible improvements in net operating income from the Properties, (iii) gains from future Property dispositions, (iv) possible acquisitions or other growth opportunities, and (v) the Company's foreseeable capital and liquidity requirements and sources. The forward- looking statements represent management's good faith evaluations based upon existing market, financial and economic conditions. There can be no assurance that the forward-looking statements will prove to be correct.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits


     EXHIBIT                                                                              SEQUENTIAL
       NO.                              DESCRIPTION                                          PAGE
-----------------   ---------------------------------------------------   -------------------------------------------
      11.1          Statement re:  computation of Per Share               See Note 1 of Notes to Consolidated
                    Earnings                                              Financial Statements

       27           Financial Data Schedule                               Filed as an Exhibit to this Form 10-Q
                                                                          on page 29.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CARDINAL REALTY SERVICES,   INC.
                                  (Registrant)


Dated: August 13, 1997     By:    /s/ John B. Bartling, Jr.
                                  ----------------------------------------------
                                  John B. Bartling, Jr.
                                  President and Chief Executive Officer



Dated: August 13, 1997     By:    /s/ Mark D. Thompson
                                  ----------------------------------------------
                                  Mark D. Thompson
                                  Executive Vice President
                                      and Chief Financial Officer
                                  (Principal Accounting Officer)


Dated: August 13, 1997     By:    /s/ Ronald P. Koegler
                                  ----------------------------------------------
                                  Ronald P. Koegler
                                  Vice President and Controller