Form 10-Q
period 1997-09-30
LEXFORD INC
filed 1997-11-13
CIK 903324

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
          (Mark one)
             |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                          15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

             | |      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                          15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21670

                      ------------------------------------


                                  LEXFORD, INC.
             (Exact Name of Registrant as Specified in its Charter)

         OHIO                                                    31-4427382
(State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                              THE HUNTINGTON CENTER
                         41 SOUTH HIGH STREET SUITE 2410
                               COLUMBUS, OH 43215
           (Address of Principal Executive Offices including Zip Code)

                                 (614) 242-3850
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

As of November 12, 1997 there were 4,512,815 shares of common stock issued.

                Page 1 of 113 sequentially numbered pages

                        Exhibit Index on page 28.

--------------------------------------------------------------------------------

                         LEXFORD, INC. AND SUBSIDIARIES

                                      INDEX


Part I - FINANCIAL INFORMATION                                          Page No.

Item 1.   Financial Statements:
            Consolidated Balance Sheets as of September 30, 1997
                (Unaudited) and December 31, 1996 (Audited)....................3

            Consolidated Statements of Income for the Three and Nine Months
                Ended September 30, 1997 and 1996 (Unaudited)..................4

            Consolidated Statement of Shareholders' Equity
                for the Nine Months Ended September 30, 1997 (Unaudited).......5

            Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1997 and 1996 (Unaudited)....6-7

            Notes to Consolidated Financial Statements......................8-15

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................16-26


Part II  -  OTHER INFORMATION

Item 1.     Legal Proceedings.................................................27

Item 2.     Changes in Securities.............................................27

Item 3.     Defaults upon Senior Securities...................................27

Item 4.     Submission of Matters to a Vote of Security Holders...............27

Item 5.     Other Information.................................................28

Item 6.     Exhibits and Reports on Form 8-K..................................28


Signatures....................................................................29

                                       3

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

                         LEXFORD, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
         SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996 (AUDITED)
                                                                                  September 30,         December 31,
                                                                                       1997                 1996
                                                                                ==================   ==================
                                   ASSETS
Wholly Owned Properties (Note 2):
   Land.....................................................................    $       23,652,841   $       23,652,841
   Building, Improvements and Fixtures......................................           139,446,636          137,917,083
                                                                                ------------------   ------------------
                                                                                       163,099,477          161,569,924

   Accumulated Depreciation.................................................            (8,025,801)          (4,478,379)
                                                                                ------------------   ------------------
                                                                                       155,073,676          157,091,545
Interests in and Receivables from Syndicated Partnerships (Notes 1 and 4)...            52,783,451           54,610,421
Cash (Note 1)...............................................................             3,824,500            3,593,121
Accounts Receivable, Affiliates (Less an Allowance
   of $1,573,581 at September 30, 1997 and $2,034,290 at
   December 31, 1996), Residents and Officers (Note 4)......................             1,916,887            5,044,603
Furniture, Fixtures and Other, Net..........................................             1,483,247            1,167,579
Funds Held in Escrow (Note 1)...............................................            13,751,242           14,011,013
Intangible Assets, Net (Note 1) ............................................             5,073,944            5,973,560
Prepaids and Other (Note 1).................................................             4,479,727            3,875,937
                                                                                ------------------   ------------------
                                                                                $      238,386,674   $      245,367,779
                                                                                ==================   ==================
                    LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages,  Term Debt and Other Notes Payable:
   Mortgages on Wholly Owned Properties (Notes 2 and 3).....................    $      145,521,928   $      148,056,017
   Term Debt................................................................             5,060,814           15,118,048
   Other Notes Payable......................................................                64,797              145,220
                                                                                ------------------   ------------------
                                                                                       150,647,539          163,319,285
Accounts Payable............................................................             1,037,026            1,560,749
Accrued Interest, Real Estate and Other Taxes (Notes 2 and 3)...............             5,029,803            4,023,310
Other Accrued Expenses .....................................................             6,286,249            8,531,031
Other Liabilities...........................................................             4,677,058            5,424,226
                                                                                ------------------   ------------------
   Total Liabilities                                                                   167,677,675          182,858,601
                                                                                ------------------   ------------------
Shareholders' Equity (Note 1):
   Preferred Stock, 1,500,000 Shares Authorized, No Shares Issued ..........            --                   --
   Common Stock, 13,500,000 Shares Authorized with No Stated Value,
       4,031,754 and 3,892,600 Shares Issued and Outstanding
       at September 30, 1997 and December 31, 1996, Respectively............            29,122,547           29,122,547
   Additional Paid-in Capital (Note 1)......................................            19,576,271           15,968,426
   Retained Earnings........................................................            22,010,181           17,418,205
                                                                                ------------------   ------------------
                                                                                        70,708,999           62,509,178
                                                                                ------------------   ------------------
                                                                                $      238,386,674   $      245,367,779
                                                                                ==================   ==================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        4

                         LEXFORD, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THREE AND NINE MONTHS
                        ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                                                                      Three Months Ended             Nine Months Ended
                                                              -------------------------------- -------------------------------
                                                               September 30,   September 30,   September 30,   September 30,
                                                                   1997            1996            1997             1996
                                                              --------------- --------------- --------------- ----------------
Revenues:
  Rental and Other Revenues-Wholly Owned Properties.......... $    10,742,992 $    10,311,403 $    31,371,970 $     30,755,215
  Fee Based..................................................       3,789,263       3,688,833      11,534,422        9,272,256
  Interest, Principally from Syndicated Partnerships.........       2,619,671       1,680,081       7,765,913        4,626,766
  Income from Disposal of Assets - Net.......................         772,910           7,181       1,462,266          281,873
  Other......................................................         307,111          21,543         452,274          173,198
                                                              --------------- --------------- --------------- ----------------
                                                                   18,231,947      15,709,041      52,586,845       45,109,308
                                                              --------------- --------------- --------------- ----------------

Expenses:
  Rental Operating...........................................       4,407,596       5,281,275      14,487,648       15,719,226
  Fee Based..................................................       3,037,739       2,627,882       9,255,932        5,723,834
  Administration.............................................       1,509,504       1,151,715       4,326,329        3,273,449
  Restructure / Nonrecurring Costs...........................         538,489               0         788,489          300,000
  Interest - Wholly Owned Property Debt......................       3,569,134       3,500,425      10,505,661       10,700,604
  Interest - Corporate Debt..................................         174,254         278,714         481,578          840,180
  Depreciation and Amortization..............................       1,993,256       1,418,696       4,933,698        4,071,047
                                                              --------------- --------------- --------------- ----------------
                                                                   15,229,972      14,258,707      44,779,335       40,628,340
                                                              --------------- --------------- --------------- ----------------

Income Before Income Taxes...................................       3,001,975       1,450,334       7,807,510        4,480,968
Provision for Income Taxes: .................................
  Credited to Paid-in Capital                                       1,061,000         341,442       2,735,000        1,308,600
  Current                                                             100,000         221,858         300,000          436,700
                                                              --------------- --------------- --------------- ----------------
Income before Extraordinary Loss ............................       1,840,975         887,034       4,772,510        2,735,668
Extraordinary Loss, Net of Income Tax Benefit of
  $115,000 (Note 3)..........................................               0               0        (180,534)               0
                                                              --------------- --------------- --------------- ----------------
Net Income                                                    $     1,840,975 $       887,034 $     4,591,976 $      2,735,668
                                                              =============== =============== =============== ================

Net Income per Common Share:
  Income Before Extraordinary Item...........................           $0.44           $0.22           $1.15            $0.69
  Extraordinary Loss ........................................            0.00            0.00           (0.04)            0.00
                                                              --------------- --------------- --------------- ----------------
  Net Income                                                            $0.44           $0.22           $1.11            $0.69
                                                              =============== =============== =============== ================

Weighted Average Common Shares Outstanding...................       4,165,000       4,093,000       4,149,000        3,953,000
                                                              =============== =============== =============== ================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        4

                         LEXFORD, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)
                                                          Common Stock
                                                 ------------------------------      Additional          Retained
                                                    Shares          Amount        Paid-in Capital        Earnings          Total
                                                 -------------  ---------------   ----------------    --------------   -------------
Balance,  January 1, 1997.......................     3,892,600  $    29,122,547   $     15,968,426    $   17,418,205   $  62,509,178


Shares Issued, in Connection with
  the Claims Resolution Process ................        12,137

Exercise of Options under Non-Qualified Stock
  Option Plan...................................         8,330                              35,677                            35,677

Stock Compensation and Director Restricted
  Stock Plan, Net of 27,334  Shares Subject to
  Vesting Restrictions (Note 1).................       118,687                             952,168                           952,168

Credit from Utilization of                                                               2,620,000
  Pre-Confirmation Tax Benefits ................                                                                           2,620,000

Net Income for the Period ......................                                                           4,591,976       4,591,976
                                                 -------------  ---------------   ----------------    --------------   -------------
Balance, September 30, 1997 ....................     4,031,754  $    29,122,547   $     19,576,271    $   22,010,181   $  70,708,999
                                                 =============  ===============   ================    ==============   =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         LEXFORD, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                                                                                        Nine Months Ended       Nine Months Ended
                                                                                        September 30, 1997      September 30, 1996
                                                                                      ----------------------   --------------------
Cash Flows Provided by Operating Activities:
  Management and Investment Service Activities:

   Cash Received from Fee Based Activities........................................... $           15,614,716   $         16,989,544
   Cash Received from Interests in and Receivables from Syndicated Partnerships......              9,539,672              6,042,883
   Cash Receipts -- Other............................................................              1,647,011              1,276,105
   Cash Paid to Vendors, Suppliers and Employees.....................................            (16,809,235)           (17,374,022)
   Interest Paid on Term Debt and Other Notes Payable................................               (460,218)              (881,886)
   Income Taxes Paid - City and State................................................               (163,353)              (189,919)
   Taxes Paid, Other than Income Taxes...............................................                (83,529)               (55,186)
   Payments Related to Nonrecurring Items............................................               (284,701)            (1,891,525)
                                                                                      ----------------------   --------------------
                                                                                                   9,000,363              3,915,994
                                                                                      ----------------------   --------------------
 Wholly Owned Properties Activities:
   Cash Received from Rental Activities..............................................             31,228,727             30,923,763
   Payments on Rental Activities.....................................................            (15,161,873)           (17,105,705)
   Interest Paid on Mortgages........................................................            (10,472,977)           (10,178,201)
                                                                                      ----------------------   --------------------
                                                                                                   5,593,877              3,639,857
                                                                                      ----------------------   --------------------
Net Cash Provided by Operating Activities............................................             14,594,240              7,555,851
                                                                                      ----------------------   --------------------

Cash Flows (Used in) Investing Activities:
  Management and Investment Service Activities:
   Proceeds from Sale of Assets and Other............................................              1,840,588                701,492
   Capital Expenditures..............................................................               (786,018)              (528,748)
   Repayment from/(Advances to) Syndicated Partnerships..............................                579,082                396,369
   Acquisition of Mortgages and Real Estate Assets...................................               (445,625)                     0
 Wholly Owned Properties Activities:
   Funding of Escrows................................................................             (1,022,457)              (310,759)
   Capital Expenditures .............................................................             (1,529,553)              (370,453)
                                                                                      ----------------------   --------------------
Net Cash (Used in) Investing Activities..............................................             (1,363,983)              (112,099)
                                                                                      ----------------------   --------------------
Cash Flows (Used in) Financing Activities:
  Management and Investment Service Activities:
   Proceeds from the Exercise of Stock Options.......................................                 35,677                 47,050
   Redemption of Stock held by Syndicated Partnerships...............................                                       (31,330)
   Net Proceeds from/(Principal Payments) on Term Debt and Other.....................            (10,237,033)            (3,996,623)
  Wholly Owned Properties Activities:
   Proceeds from Mortgage Debt.......................................................              2,560,000             13,365,000
   Payments on Mortgages - Principal Amortization....................................             (1,514,788)            (1,415,176)
   Payments on Mortgages - Lump Sum..................................................             (3,842,734)           (14,445,947)
                                                                                      ----------------------   --------------------
Net Cash (Used in) Financing Activities..............................................            (12,998,878)            (6,477,026)
                                                                                      ----------------------   --------------------
Increase in Cash ....................................................................                231,379                966,726
Cash at Beginning of Year............................................................              3,593,121              2,751,986
                                                                                      ----------------------   --------------------
Cash at End of Period................................................................ $            3,824,500   $          3,718,712
                                                                                      ======================   ====================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         LEXFORD, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                                                                                    September 30,      September 30,
                                                                                        1997                1996
                                                                                   ---------------    ----------------
Reconciliation of Net Income to
     Net Cash Provided by Operating Activities:
     Net Income...............................................................     $     4,591,976    $      2,735,668
     Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
         Depreciation and Amortization........................................           4,933,698           4,071,047
         Provision for Losses on Accounts Receivable..........................             109,940              74,069
         Income from Disposal of Assets ......................................          (1,462,266)           (281,873)
         Loss on Debt Restructuring...........................................             295,534                   0
         Provision for Income Taxes Credited to Paid-in Capital...............           2,620,000           1,308,600
         Stock Compensation Credited to Paid-in Capital.......................             952,168                   0
     Changes in Operating Assets and Liabilities:
         Interests in and Receivables from Syndicated Partnerships............           1,405,518           1,617,714
         Accounts Receivable and Other Assets.................................           3,244,552          (6,183,344)
         Accounts Payable and Other Liabilities...............................          (2,096,880)          4,213,970
                                                                                   ---------------    ----------------
Net Cash Provided by Operating Activities.....................................     $    14,594,240    $      7,555,851
                                                                                   ===============    ================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In the first nine months of 1996, the Company granted deeds in lieu of foreclosure for three Wholly Owned Properties. These Properties had an aggregate carrying value of $3.9 million. No gain or loss was recognized on these transactions because the assets and the non-recourse mortgages on these Properties had been recorded in equal amounts.

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

                         LEXFORD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Lexford, Inc., formerly known as Cardinal Realty Services, Inc., and its wholly owned subsidiaries (collectively the "Company"). For consolidated financial statement purposes, the "Company" also includes limited partnerships and other legal entities which own Wholly Owned Properties and in which the Company, in turn, owns a 100% equity interest. The Company holds an ownership interest in multi-family communities either as (i) the sole owner of various limited partnerships or subsidiaries which own multi-family communities (the "Wholly Owned Properties"), or (ii) the general partner in various limited partnerships which own multi-family communities (the "Syndicated Partnerships"), collectively referred to as the "Properties". The accounts of the Syndicated Partnerships are not included within the Company's Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated in this consolidation. The accompanying consolidated financial statements, except for the Consolidated Balance Sheet at December 31, 1996, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. The consolidated financial statements, the notes hereto and the capitalized terms included herein should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 1996.

     The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Business Overview
-----------------

     The Company engages in two core business activities: 1) management of multi-family residential real property, including management services to passive co-owners as well as to owners of property in which the Company does not have an ownership interest ("Management Services"); and 2) activities related to the ownership of multi-family residential real property, including asset management services to passive co-owners ("Investment Management").

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

                         LEXFORD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION (cont'd)

     Effective August 1, 1996, the Company acquired Lexford Properties, Inc. ("Lexford Properties") by merger of a wholly owned subsidiary of the Company with and into Lexford Properties, Inc. On that date, Lexford Properties became a wholly owned subsidiary of the Company. Lexford Properties has been engaged in the business of third party property management services to the owners of multi-family residential real property since commencing business operations in June 1988. Lexford Properties succeeded to the operation of the Company's Management Services division. Accordingly, the Company's property management business is conducted through Lexford Properties. Management believes that the acquisition of Lexford Properties has enhanced the Company's property management capabilities (SEE "LEXFORD PROPERTIES ACQUISITION").

     Lexford Properties also operates an adjunct business which the Company refers to as "Preferred Resource" formerly referred to as Ancillary Services or Preferred Vendor. The Preferred Resource business currently provides assistance to most of the Properties managed by Lexford Properties, in the acquisition of needed parts and supplies and the management of a coordinated buying group enjoying substantial volume discounts. In consideration of these services, the Company generates income by retaining some portion of discounts earned. In addition, Preferred Resource provides services to residents such as renter's insurance.

     Investment Management
     ---------------------

     The objective of the Company's Investment Management division is to maximize the value of its real estate holdings and its returns on real estate investments. The Company strives to obtain and maintain the best available financing for the Properties and to maximize the Properties' operating performance. The Company evaluates the performance of all real estate holdings to identify investment requirements, under-performing Properties or those that can be sold at an attractive price relative to their performance. The Company maintains a partnership interest in each of the Syndicated Partnerships, ranging from 1% to 10%. Beyond its equity investment in the Properties, the Company holds receivables from a majority of the Syndicated Partnerships (SEE "RECORDED VALUES OF RECEIVABLES FROM SYNDICATED PARTNERSHIPS" AND NOTE 4). The remaining partnership interests in the Syndicated Partnerships are substantially all owned by unrelated third party limited partner investors.

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

                         LEXFORD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION (cont'd)

Fresh Start Accounting
----------------------

     The Company adopted a method of accounting referred to as fresh start ("Fresh Start") reporting as of September 11, 1992 (the "Effective Date") as a result of the Company's judicial plan of reorganization (the "Plan of Reorganization"). The Company prepared financial statements on the basis that a new reporting entity was created with assets and liabilities recorded at their estimated fair values as of the Effective Date. At the Effective Date, to the extent the non-recourse debt secured by certain assets owned by the Company exceeded the estimated fair value of the respective Wholly Owned Property, the Company reduced the contractual amount of the related non-recourse mortgage debt by the amount of the deficiency (the "Mortgage Deficiency"). The contractual mortgage balance, net of any applicable Mortgage Deficiency, is referred to as the "Carrying Value" of the mortgage (SEE NOTES 2 AND 3).

Cash and Other Assets
---------------------

     Cash at September 30, 1997 is comprised of approximately $2.8 million related to Wholly Owned Properties, which is held in separate property bank accounts, and approximately $1.0 million in corporate funds.

     Funds Held in Escrow at September 30, 1997 includes funds of $8.0 million held in escrow for the benefit of Wholly Owned Properties for improvements and deferred maintenance, real estate taxes, insurance and resident security deposits. In addition, the Company is holding $2.4 million at September 30, 1997 as funds held primarily for payment of insurance premiums which are collected on behalf of the Properties. At September 30, 1997 the Company's Funds Held in Escrow also includes $3.3 million of funds received from the settlement of termite litigation relating to certain Properties. Although the Company has begun to distribute funds to the affected Properties, the complete distribution of the funds is pending the finalization of an allocation of proceeds to the affected Properties. Applicable corresponding liabilities have been recorded and are included in Other Liabilities.

     Intangible Assets at September 30, 1997 is primarily comprised of goodwill and management contracts, net of amortization of approximately $599,000, related to the Lexford Properties acquisition. In the third quarter of 1997, the Company recorded a charge of approximately $364,000 as an amortization adjustment to the value assigned to the third party management contracts acquired in 1996. The adjustment was based upon the status of the current portfolio of third party management contracts (SEE "LEXFORD PROPERTIES ACQUISITION" AND ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES -- LEXFORD PROPERTIES ACQUISITION).

     Prepaids and Other assets at September 30, 1997 includes $2.5 million of capitalized costs associated with refinancing mortgages on Wholly Owned
Properties and approximately $212,000 of loan costs associated with the refinancing of the Company's corporate lines of credit which are amortized based upon the maturity date of the credit facility. In addition, Prepaids and Other assets consists of approximately $1.8 million of other prepaid expenses.

                         LEXFORD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION (cont'd)

Recorded Values of Receivables from Syndicated Partnerships
-----------------------------------------------------------

     The Company owns general partner and, in some cases, nominal limited partner interests in, and holds second mortgage loans and other receivables from, Syndicated Partnerships. The majority of these receivables arose prior to the Effective Date as a result of agreements related to the syndication of the Syndicated Partnerships. Advances made to Syndicated Partnerships since the Effective Date primarily were for supplemental financing for debt restructuring or refinancing transactions. The advances bear interest at one percent over the prime rate of interest of The Provident Bank (the "Bank"), which was 9.5% at September 30, 1997. Interests in and Receivables from Syndicated Partnerships were recorded at their estimated fair value as of the Effective Date based upon Fresh Start accounting. The contractual amounts of receivables are significantly greater than the recorded values. At September 30, 1997 and December 31, 1996, the contractual value of the Company's Interests in and Receivables from Syndicated Partnerships amounted to $233.5 million and $238.9 million, respectively. The decrease in the contractual value is attributable to the Syndicated Partnerships that have been disposed of since December 31, 1996. The decline in the recorded value of Interests in and Receivables from Syndicated Partnerships was due to the sale of properties, collection of advances (SEE NOTE
4) and the collection of accrued interest. The gains from the disposals have been included in Income from Disposal of Assets. There can be no assurance that the Company will collect any amounts above the recorded Fresh Start value of these receivables. In addition, if materially adverse developments affect the Syndicated Partnerships, the Company may have to establish additional reserves or allowances with respect to the Fresh Start values.

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

     The Company accounts for its partnership interests in Syndicated Partnerships by the cost method; no significant recorded value has been ascribed to these interests. The realization of the Interests in and Receivables from Syndicated Partnerships is dependent on the future operating performance of the Syndicated Partnerships generating sufficient net operating income and net proceeds upon ultimate disposition of the underlying Properties.

                         LEXFORD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION (cont'd)

Lexford Properties Acquisition
------------------------------

     Effective August 1, 1996 the Company acquired Lexford Properties by way of a merger (the "Lexford Merger") of a wholly owned subsidiary of the Company with and into Lexford Properties. The acquisition was accounted for as a purchase. The terms of the Lexford Merger provided that the Company would succeed to the ownership of all of the issued and outstanding stock of Lexford Properties and the shareholders of Lexford Properties would receive 700,000 shares of restricted, newly issued common stock, without par value ("Common Stock"), of the Company. For purposes of the Lexford Merger, the Common Stock was valued at $20 per share. Approximately $9.0 million, or 450,000 shares, of the purchase price is subject to forfeiture in whole or in part in the event Lexford Properties does not achieve certain profitability criteria by December 31, 1999. These shares are held in escrow pending release. If the profitability criteria are met, the shares subject to forfeiture will be released without contingency and the Company will record the additional purchase price at such time. The Lexford Properties shareholders received 250,000 shares of Common Stock free of contingencies. The 450,000 shares subject to forfeiture are not reflected in the Shareholders' Equity section of the Company's Balance Sheet nor in the Consolidated Statement of Shareholders' Equity presented herein.

Net Income Per Share
--------------------

     Net Income per share for the period is computed based on the total weighted average number of shares of the Company's Common Stock outstanding during the subject period as well as those contingent shares estimated to be issued to officers, employees and directors in accordance with the Company's 1992 Incentive Equity Plan, as amended or employment agreements with certain executive officers. In the first nine months of 1997, the Company expensed approximately $515,000 related to stock compensation and recorded approximately $437,000 of stock issued related to the 1996 bonus plan. For the three and nine months ended September 30, 1997, the total weighted average shares outstanding was approximately 4,165,000 and 4,149,000, respectively. In February 1997 the Company retired all treasury shares held by the Company and Wholly Owned Properties. In August 1996, the Company issued 700,000 shares of Common Stock in connection with the Lexford Merger, 450,000 shares of which remain subject to forfeiture in whole or in part. The 450,000 shares subject to forfeiture are excluded from the weighted average shares outstanding because the shares are not dilutive if they are earned.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for periods ending after December 15, 1997. Accordingly as of December 31, 1997, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share (which will replace primary earnings per share) the dilutive effects of stock options and other common stock equivalents will be excluded. The impact is expected to result in basic earnings per share of $.46 and $.24 for the quarters ended September 30, 1997 and 1996, respectively, and $1.15 and $.72 for the nine months ended September 30, 1997 and 1996, respectively. The impact of Statement 128 on dilutive earnings per share (which will replace fully diluted earnings per share) for such periods is not expected to be material.

     The shareholders of the Company at its annual meeting on October 7, 1997, approved the Company's 1997 Performance Equity Plan (the "Performance Plan"). The Performance Plan authorizes the grant of restricted stock awards to certain officers and non employee directors. A total of 318,000 shares will be issued subject to forfeiture. Vesting under the Performance Plan occurs only upon attainment of specified performance goals within a three year term, ending in 1999. If the performance goals are achieved, the Company will incur a non cash charge, which may range from $4.0 million to $6.0 million for 1997, related to the value of the stock that will vest under the Performance Plan.

                         LEXFORD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION (cont'd)

Corporate Restructuring and Other Nonrecurring Charges
------------------------------------------------------

     During the nine months ended September 30, 1997, the Company incurred Nonrecurring Costs totaling approximately $788,000, with approximately $538,000 in the third quarter of 1997. Approximately $400,000 of the charge, $150,000 in the third quarter, was due to costs related to the elimination of overlapping functions between Lexford Properties and the operations of the Company's previous management services operations. In the third quarter of 1997 the Company recorded a charge of approximately $389,000 primarily related to costs incurred for the Form S-11 filing for the proposed spinoff of the Company's Wholly Owned Properties. The Company has withdrawn this filing as it is currently evaluating the possibility of the Company maintaining its ownership interests in the Wholly Owned Properties and itself electing to be treated as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code.

NOTE 2 WHOLLY OWNED PROPERTIES

     At September 30, 1997 and 1996, the Company owned 113 and 114 Wholly Owned Properties, respectively.

     Condensed   combined  balance  sheets,   with  intercompany   payables  and
receivables eliminated, of the Company's Wholly Owned Properties as of September 30, 1997 and December 31, 1996 are as follows:

                                                                  September 30, 1997            December 31, 1996
                                                               -------------------------    -------------------------
                            Assets

Net Wholly Owned Properties Real Estate Assets                 $             155,073,676    $             157,091,545
Cash                                                                           2,771,975                    3,322,494
Accounts Receivable                                                              665,274                      324,772
Funds Held in Escrow                                                           8,002,599                    6,980,142
Prepaids and Other                                                             2,968,343                    3,553,497
                                                               -------------------------    -------------------------
                                                               $             169,481,867    $             171,272,450
                                                               =========================    =========================
                    Liabilities and Equity

Mortgage Payable:
      Contractual                                              $             153,680,070    $             157,381,603
      Mortgage Deficiency                                                     (8,158,142)                  (9,325,586)
                                                               -------------------------    -------------------------
                                                                             145,521,928                  148,056,017

Accounts Payable                                                                 803,673                    1,160,426
Accrued Interest and Real Estate Taxes                                         3,849,192                    2,961,795
Other Accrued Expenses                                                         1,227,883                    1,337,083
Other Liabilities                                                                873,453                      683,202
                                                               -------------------------    -------------------------
                                                                             152,276,129                  154,198,523
Equity                                                                        17,205,738                   17,073,927
                                                               -------------------------    -------------------------
                                                               $             169,481,867    $             171,272,450
                                                               =========================    =========================


                         LEXFORD, INC. AND SUBSIDIARIES

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

NOTE 3 MORTGAGE REFINANCINGS

     During the first nine months of 1997, the Company refinanced mortgages on two Wholly Owned Properties. Mortgage indebtedness on these Wholly Owned Properties, with a contractual value of $2.6 million and a Carrying Value of $2.3 million, was refinanced with mortgages bearing a fixed rate of interest of 8.2%, with 25 year amortization and ten year maturities. Annual debt service on the affected Wholly Owned Properties decreased approximately $40,000. An extraordinary non-cash loss of approximately $180,000, net of tax benefits, resulted from the mortgage debt refinancings of the Wholly Owned Properties. The loss arose from the mortgages repaid from refinance proceeds at the contractual balance which exceeded the Carrying Value of the mortgages.

     In the third quarter of 1997, the Company paid off the mortgage debt on one Wholly Owned Property. The payment of $1.2 million approximated the Carrying Value of the mortgage and represented a significant discount from the contractual value of $1.9 million.

     Through September 30, 1996, the Company completed the refinancing of the mortgage and related interest debt on nine Wholly Owned Properties. Mortgage and related interest debt, with a contractual value of $15.1 million and a Carrying Value of $14.7 million, was refinanced with mortgages bearing interest ranging from approximately 8.0% to 9.1% per annum, with a 25 year amortization schedule and seven to ten year maturities. These transactions funded improvement and deferred maintenance, tax and working capital escrows of approximately $570,000. The Company did not recognize an extraordinary gain or loss associated with the mortgage refinancings on these Properties.

     During the first nine months of 1997, the Company also completed the refinancing of the mortgage and related accrued interest debt on 12 Syndicated Partnerships. The new loans bear interest at a fixed rate ranging from 8.2% to 9.0% per annum with a ten year maturity. The Company negotiated, on behalf of the Syndicated Partnerships, discounts from the previous mortgage lenders totaling approximately $1.3 million. Annual debt service requirements for the affected Syndicated Partnerships decreased, in the aggregate, approximately $230,000 as a result of these transactions.

                         LEXFORD, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 MORTGAGE REFINANCINGS (cont'd)

     Through September 30, 1996, the Company completed the refinancing of the mortgage and related interest debt on 23 Syndicated Partnerships. The refinancing of the mortgages on 11 of the 23 Syndicated Partnerships generated excess cash proceeds of $1.5 million in the third quarter of 1996. Such proceeds were utilized by the respective Syndicated Partnerships to pay down obligations owed by such Syndicated Partnerships to the Company.

NOTE 4  RELATED PARTY TRANSACTIONS

     The Company manages all of the 113 Wholly Owned Properties and 400 of the 406 Syndicated Partnerships. The Company also provides various ancillary services, including a Preferred Resource purchasing program to the Properties, and renter's insurance to residents (see Note 1 - Business Overview Management Services). The Company earned fee based revenues from the Syndicated Partnerships of approximately $2.7 million and $2.9 million for the three months ended September 30, 1997 and 1996, respectively, and $8.5 million and $8.4 million for the nine months ended September 30, 1997 and 1996, respectively. The Company also earned a majority of its interest income on its receivables (including second mortgages) from the Syndicated Partnerships. Approximately $1.2 million and $4.1 million of the Accounts Receivable were due from the Syndicated Partnerships as of September 30, 1997 and December 31, 1996, respectively. The decline in the accounts receivable is cyclical in nature due to the timing of the billing and collection of the annual insurance premiums collected and paid by the Company on behalf of the Syndicated Partnerships. The cyclical nature of the insurance billings also impacted Other Accrued Expenses. Fee Based Revenues and Accounts Receivable related to the Wholly Owned Properties are eliminated in consolidation.

     The Company received, net of advances to Syndicated Partnerships, principal repayment of advances of approximately $579,000 from the Syndicated Partnerships in the first nine months of 1997 as compared to approximately $396,000 in the first nine months of 1996. These advance repayments were applied to Interests in and Receivables from Syndicated Partnerships (SEE NOTE 1 BASIS OF PRESENTATION -- RECORDED VALUES OF RECEIVABLES FROM SYNDICATED PARTNERSHIPS).

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion explains material changes in the Company's results of operations, comparing the three and nine months ended September 30, 1997 and 1996 and significant developments affecting the Company's financial condition since the end of 1996. The following discussion should be read in conjunction with the historical financial statements of the Company.

RESULTS OF OPERATIONS

     Rental and Other Revenues are derived from the Wholly Owned Properties which own and operate apartment communities. Rental and Other Revenues increased approximately $431,000 or 4.2% and approximately $617,000 or 2.0% for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. On a comparable unit basis, Rental and Other Revenues from the 113 Wholly Owned Properties in operation for both periods ("same store") increased approximately $403,000 or 3.9% and approximately $843,000 or 2.8%, for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996, with average monthly rent collected per unit during the nine month period increasing from $390 in 1996 to $395 in 1997. The average economic occupancy was 91.3% for the nine months ended September 30, 1997 as compared to 92.2% for the nine months ended September 30, 1996. Economic occupancy is defined as the amount of revenue collected from residents as a percentage of the revenue a property could generate if full rents, based upon the last rent received, were collected for 100% of the units.

     Fee Based Revenues are comprised of Management Services and Investment Management revenues generated from services provided to Syndicated Partnerships, third party owners and residents at the Properties. Management Services revenues principally relate to property management and accounting services provided to the Syndicated Partnerships and, from and after August 1, 1996, property management services provided to third party property owners (SEE LIQUIDITY AND CAPITAL RESOURCES -- LEXFORD PROPERTIES ACQUISITION). As of September 30, 1997, the Company had an ownership interest in 519 apartment communities (consisting of an aggregate of 33,984 rental units) in 14 states. As of the same date, Lexford Properties managed 592 apartment communities (consisting of an aggregate of 52,001 apartment units) in 22 states. Lexford Properties' management portfolio included 513 apartment communities (33,627 units) in which the Company has an ownership interest and 79 apartment communities (18,374 units) managed for third party owners. In the first quarter of 1997 Lexford Properties lost the management of approximately 3,000 third party owned units in a portfolio involved in bankruptcy proceedings which resulted in a change of control of the ownership of these units. The loss of this portfolio has resulted in a decline in third party management revenues of approximately $300,000 per quarter in 1997. Third party management revenues are typically subject to 30 day contracts and, as such, may experience significant fluctuation from period to period. Lexford Properties also provides ancillary services to third party owners and the Syndicated Partnerships, including a "Preferred Resource" discount buying program and laundry services. In prior years, the Company maintained a warehouse with an inventory of parts and supplies, which were shipped to the apartment communities upon the receipt of orders. In November 1996, the Company disposed of such inventory and Lexford Properties established its Preferred Resource program that features discounts with major vendors. Lexford Properties enters into group buying, volume discount contracts with such major vendors achieving discounts which the third party owners and Syndicated Partnerships could not achieve on a stand alone basis. The program, therefore, allows Lexford Properties' clients to benefit from volume purchasing by paying discounted prices. By outsourcing the replacement parts and supplies, Lexford Properties eliminated its inventory and reduced overhead. The program was made available to third-party clients effective December 1, 1996. Lexford Properties receives a rebate from vendors for every purchase made through the Preferred Resource program, as well as a rebate from residents' use of laundry equipment. Investment Management revenues consist of partnership administration fees as well as fees generated from loan refinancing and restructuring (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- BUSINESS OVERVIEW).

     The following are the major components of Management Services revenues and Investment Management fee-based revenues for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 (certain amounts previously reported have been reclassified herein between Management Services and Preferred Resource for all periods presented):

                                                           Three Months Ended                   Nine Months Ended
                                                              September 30                         September 30
                                                   -----------------------------------  ----------------------------------
                                                         1997              1996              1997               1996
                                                   ----------------  -----------------  ---------------   ----------------
Management Services:
  Property Management Services:
      Syndicated Partnerships                      $      1,954,746  $       1,936,102  $     5,819,601   $      5,810,629
      Third Party                                         1,054,014            834,847        3,046,713            834,847
      Other Management Service Fees                         272,801            271,405          812,096            832,213
  Preferred Resource:
      Furniture Leasing and Renter's Insurance               50,016             51,629          240,314            213,063
      Preferred Resource Purchase Rebates                    51,018                  0          306,938                  0
      Resident Application Fees                             106,980             78,166          336,236            282,728
      Replacement and Maintenance
         Material Revenues - Net                                  0             71,341                0            222,144
                                                   ----------------  -----------------  ---------------   ----------------
Total Management Services Revenues                        3,489,575          3,243,490       10,561,898          8,195,624
                                                   ----------------  -----------------  ---------------   ----------------
Investment Management:
  Partnership Administration & Other Fees                   292,018            267,329          858,814            849,491
  Loan Refinancing and Restructuring Fees                     7,670            178,014          113,710            227,141
                                                   ----------------  -----------------  ---------------   ----------------
Total Investment Management Fee Revenues                    299,688            445,343          972,524          1,076,632
                                                   ----------------  -----------------  ---------------   ----------------
Total Fee Based Revenues                           $      3,789,263  $       3,688,833  $    11,534,422   $      9,272,256
                                                   ================  =================  ===============   ================

     Fee Based Revenues increased approximately $100,000, or 2.7%, and $2.3 million, or 24.4%, for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The increase for the nine month periods was almost entirely due to increases in property management and accounting services revenues from the operations of Lexford Properties, acquired effective August 1, 1996. Preferred Resource Revenues increased approximately $7,000 and $166,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The increases were due to an increase in renter's insurance revenues and the volume of revenue generated from the Preferred Resource program rebates as compared to the revenue earned from the discontinued maintenance parts and supply operation in the prior year.

     Interest Income increased approximately $939,000, or 55.9%, and $3.1 million, or 67.8%, for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. Interest Income is primarily derived from the interest collected or accrued on the recorded value of Interests in, and Receivables from, Syndicated Partnerships (SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - RECORDED VALUES OF RECEIVABLES FROM SYNDICATED PARTNERSHIPS ). The increase in Interest Income was primarily due to lower first mortgage debt service requirements due to refinancings of Syndicated Partnership mortgages. Although there can be no assurances, Interest Income should continue to be favorably impacted in the future as a result of refinanced mortgage debt and, possibly, increasing net operating income (SEE NET OPERATING INCOME OF SYNDICATED PARTNERSHIPS).

     Income from Disposal of Assets increased approximately $766,000 and $1.2 million for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. This income is derived from the net disposition proceeds in excess of the aggregate recorded value of these assets. The Company may sell certain Properties and, although there can be no assurance, may recognize additional income from disposal of assets. Income from Disposal of Assets is not a recurring, long term source of revenue.

     Other Income increased approximately $285,000 and $279,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The increase was due to the income generated from the sale of an investment in a mortgage note on a property owned by a third party.

     Rental Operating Expense decreased approximately $874,000 or 16.5% and $1.2 million, or 7.8%, for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The majority of the decrease is due to the capitalization of certain furniture and fixture replacements previously expensed. In the third quarter, management reviewed its replacement maintenance costs and determined that certain expenditures had a longer useful life and did not require frequent replacement. Management believes that the revised capitalization policy is more like that of its industry peers, most of whom are Real Estate Investment Trusts ("REIT"). The adjustment recorded in the third quarter reflects the amount of expenditures from January 1, 1997 to June 30, 1997 that were previously reflected as expenses as well as such replacement costs incurred in the third quarter of 1997. These items have been capitalized and will be depreciated over an estimated useful life of five years.

     Fee Based Expenses increased approximately $410,000 and $3.5 million for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The increase was primarily due to Fee Based Expenses related to the third party management operation of Lexford Properties which was acquired effective August 1, 1996.

     Administration Expenses increased approximately $358,000 and $1.1 million for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The increase in administration expenses was due, in part, to the executive and middle management restructuring implemented at the end of 1995 which resulted in lower payroll expense during the first half of 1996 due to open positions, principally at the senior management level, many of which positions have since been filled. The Company has also incurred additional costs in 1997 associated with a promotional and marketing campaign designed to promote the Lexford Properties third party property management operation.

     Restructure / Nonrecurring Costs were approximately $538,000 and $788,000 for the three and nine months ended September 30, 1997. Approximately $400,000 of the charge was incurred in 1997 as a one time charge related to costs incurred in connection with realignments to the Company's Management Services division as part of the integration of the Lexford Properties third party management operations with the pre-existing Management Services division of the Company. In the third quarter of 1997, the Company recorded a charge of approximately $389,000, primarily due to the write-off of costs deferred in connection with a Form S-11 registration statement filing for the spin off of the Company's Wholly Owned Properties. The Company has withdrawn this filing and is currently evaluating a possible election of the entire Company to be treated as a REIT under the Internal Revenue Code.

     Interest Expense for mortgages on the Wholly Owned Properties increased approximately $69,000 and decreased approximately $195,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. In the third quarter, Interest Expense increased due to the expensing of the Mortgage Deficiency related to the lump sum principal payments made on cash flow secondary mortgages (SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- FRESH START ACCOUNTING). The year-to-date decrease is related to the refinancing transactions completed in late 1996. Interest Expense on the Company's corporate lines of credit decreased approximately $104,000 and $359,000 for the three and nine month comparative periods. This decrease is due primarily to the decline in the average debt outstanding on the Company's credit facility: $5.0 million was outstanding at September 30, 1997 as compared to $18.0 million at September 30, 1996.

     Depreciation and Amortization Expense increased approximately $574,000 and $863,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The increase is due to the amortization of goodwill and management contracts associated with the Lexford Properties acquisition and depreciation associated with the items capitalized as discussed in "Rental Operating Expense". In addition, the Company recorded a charge of approximately $364,000 as an amortization adjustment to the value assigned to the third party management contracts acquired in 1996. The adjustment was based upon an analysis of the current portfolio for third party management contracts.

     Income before Extraordinary Item amounted to $1.8 million, or $0.44 per share, and $4.8 million, or $1.15 per share, for the three and nine months ended September 30, 1997, respectively, as compared to approximately $887,000 or $0.22 per share, and $2.7 million, or $0.69 per share, for the same periods in 1996. The extraordinary loss of approximately $180,000 net of tax benefits, in the second quarter of 1997 was a result of mortgage debt refinancings on Wholly Owned Properties (SEE NOTE 3 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

Earnings before Interest, Taxes, Depreciation and Amortization

     The Company believes that earnings before interest, income taxes, depreciation, amortization and extraordinary items ("EBITDA"), Recurring EBITDA (EBITDA less Loan Fees and as adjusted for Nonrecurring items) and Adjusted EBITDA (Recurring EBITDA plus principal payments of receivables from Syndicated Partnerships less interest on Wholly Owned Property mortgage debt) are significant indicators of the strength of its results. EBITDA is a measure of a Company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures, including expenditures for acquisitions. EBITDA does not represent cash flow as defined by generally accepted accounting principles and does not necessarily represent amounts of cash available to fund the Company's cash requirements. Unaudited EBITDA and the unaudited computation of Recurring EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 1997 and 1996 is as follows:

                                                         For the Three Months Ended       For the Nine Months Ended
                                                      -------------------------------- --------------------------------
                                                       September 30,   September 30,    September 30,   September 30,
                                                           1997             1996            1997             1996
                                                      --------------- ---------------- --------------- ----------------
EBITDA                                                $     8,738,619 $      6,648,169 $    23,728,447 $     20,092,799
------                                                --------------- ---------------- --------------- ----------------
         Income from Disposal of Assets                      (772,910)          (7,181)     (1,462,266)        (281,873)
         Loan Fees                                             (7,670)        (178,014)       (113,710)        (227,141)
         Second Mortgage Principal Amortization               783,339                0         783,339                0
         Restructure / Nonrecurring Costs                     538,489                0         788,489          300,000
                                                      --------------- ---------------- --------------- ----------------
Recurring EBITDA                                            9,279,867        6,462,974      23,724,299       19,883,785
----------------                                      --------------- ---------------- --------------- ----------------
         Interest on Wholly Owned Properties               (3,569,134)      (3,500,425)    (10,505,661)     (10,700,604)
                                                      --------------- ---------------- --------------- ----------------
Adjusted EBITDA                                       $     5,710,733 $      2,962,549 $    13,218,638 $      9,183,181
---------------                                       =============== ================ =============== ================

     Adjusted EBITDA increased approximately $2.7 million or 92.8% and $4.0 million, or 43.9% for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The increase was due to the increase in interest income and cash flow derived from Syndicated Partnerships and the change related to the capitalization of certain replacement items previously expensed. Approximately $899,000 of the increase in Adjusted EBITDA was due to the implementation of the change to capitalize certain replacement items (such as kitchen appliances, carpeting, and other apartment interior furnishings). Without the change in capitalization, the increase in Adjusted EBITDA would have been 62% and 34% for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996.

                                       20
Contribution to Profit by Business Activity

     The unaudited net contribution to profit (revenues less direct expenses) and Adjusted EBITDA by the core business activities of the Company for the three and nine months ended September 30, 1997 and 1996, are as follows. Financial information presented includes fee based revenue generated from the Wholly Owned Properties which is eliminated in the Consolidated Financial Statements, and does not include an allocation of general corporate overhead.

     The following presentation shows Management Services and Preferred Resource separately. Management believes that this presentation format is more appropriate to reflect sources of revenues and the direct costs related to the different lines of business. Operational realignments implemented during the third quarter of 1997 provided for a more accurate allocation of expenses between Management Services and Preferred Resource and certain amounts have been reclassified accordingly with year to date amounts being restated for comparability.

Management Services - Net Contribution to Profit

                                                        For the Three Months Ended              For the Nine Months Ended
                                                   -------------------------------------  -------------------------------------
                                                     September 30,       September 30,      September 30,       September 30,
                                                         1997                 1996               1997                1996
                                                   -----------------   -----------------  -----------------   -----------------
Revenues
  Affiliated Partnership Contracts                 $       3,127,785   $       2,844,946  $       8,765,258   $       8,850,528
  Third Party Contracts                                    1,054,014             834,847          3,046,713             834,847
                                                   -----------------   -----------------  -----------------   -----------------
                                                           4,181,799           3,679,793         11,811,971           9,685,375
                                                   -----------------   -----------------  -----------------   -----------------
Direct Expenses                                            3,074,165           3,043,813          9,065,072           6,303,750
                                                   -----------------   -----------------  -----------------   -----------------
Net Contribution to Profit                         $       1,107,634   $         635,980  $       2,746,899   $       3,381,625
                                                   =================   =================  =================   =================
Adjusted EBITDA                                    $       1,107,634   $         635,980  $       2,746,899   $       3,381,625
                                                   =================   =================  =================   =================

     The year-to-date decline in the Management Services net contribution to profit is due to the fact that a diminution of fee revenue associated with third party management occurred without significant simultaneous expense reductions. The revenue losses were due in large part to the loss of management of 3,000 units in the first quarter of 1997 as the result of an owner-client's bankruptcy proceedings. Other factors contributing to the decline in net contribution is a decrease in other income related to the recovery of fully reserved receivables in 1996 upon refinancing of properties.

     In the second quarter of 1997 the Company implemented a realignment of the Management Services operations to reduce costs and recover margins. The benefits of the realignment are reflected in the results for the third quarter. In the third quarter of 1996, the Management Services operations incurred additional transition costs due to the Lexford Properties acquisition.

Preferred Resource -- Net Contribution to Profit

                                                         For the Three Months Ended              For the Nine Months Ended
                                                    ------------------------------------   -------------------------------------
                                                      September 30,      September 30,       September 30,       September 30,
                                                          1997               1996                1997                1996
                                                    -----------------  -----------------   -----------------   -----------------
Revenues
  Renter's Insurance                                $          97,164  $          84,545   $         359,620   $         281,488
  Rebate/Parts Sales and Other                                234,403            373,891             631,013           1,131,839
  Resident Application Fees                                   106,980             69,314             336,236             273,876
                                                    -----------------  -----------------   -----------------   -----------------
                                                              438,547            527,750           1,326,869           1,687,203
                                                    -----------------  -----------------   -----------------   -----------------
Direct Expenses                                               235,172            280,652             480,364             757,105
                                                    -----------------  -----------------   -----------------   -----------------
Net Contribution to Profit                          $         203,375  $         247,098   $         846,505   $         930,098
                                                    =================  =================   =================   =================
Adjusted EBITDA                                     $         203,375  $         247,098   $         846,505   $         930,098
                                                    =================  =================   =================   =================

Investment Management - Net Contribution to Profit

                                                            For the Three Months Ended           For the Nine Months Ended
                                                        ----------------------------------  ------------------------------------
                                                         September 30,     September 30,     September 30,       September 30,
                                                              1997              1996              1997               1996
                                                        ----------------  ----------------  ----------------   -----------------
Revenues
  Interest Income                                       $      2,778,346  $      1,953,054  $      8,211,080   $       4,899,739
  Fee Based Services
           Administrative Fees                                   378,970           342,975         1,127,015           1,111,050
           Loan Fees                                              49,650           242,614           192,775             346,351
  Income from Disposal of Assets and Other                       998,292           226,136         1,762,927             500,828
                                                        ----------------  ----------------  ----------------   -----------------
                                                               4,205,258         2,764,779        11,293,797           6,857,968
                                                        ----------------  ----------------  ----------------   -----------------

Direct Expenses                                                  707,794           417,313         1,790,640           1,385,336
Net Equity/(Loss) in Wholly Owned Properties                   1,058,818          (173,392)        1,402,504            (444,424)
                                                        ----------------  ----------------  ----------------   -----------------
Net Contribution to Profit                              $      4,556,282  $      2,174,074  $     10,905,661   $       5,028,208
                                                        ================  ================  ================   =================
Adjusted EBITDA                                         $      5,909,228  $      3,231,186  $     13,951,563   $       8,144,907
                                                        ================  ================  ================   =================

         The increase in the Investment Management net contribution to profit was derived principally from the improved financial operating performances and reduced first mortgage debt service requirements of the Syndicated Partnerships (reflected in Interest Income) and the Wholly Owned Properties. The significant increase in income for the Wholly Owned Properties was due to the capitalization of certain items that were previously expensed (SEE "RENTAL OPERATING EXPENSE").


                                                                               CONSOLIDATED SUMMARY
                                                      ----------------------------------------------------------------------
                                                          For the Three Months Ended           For the Nine Months Ended
                                                      ----------------------------------   ---------------------------------
                                                       September 30,      September 30,     September 30,     September 30,
                                                            1997              1996              1997              1996
                                                      ----------------   ---------------   ---------------   ---------------
Net Contribution to Profit:
         Management Services                          $      1,107,634   $       635,980   $     2,746,899   $     3,381,625
         Preferred Resource                                    203,375           247,098           846,505           930,098
         Investment Management                               4,556,282         2,174,074        10,905,661         5,028,208
                                                      ----------------   ---------------   ---------------   ---------------
                                                             5,867,291         3,057,152        14,499,065         9,339,931
                                                      ----------------   ---------------   ---------------   ---------------

Other Expenses:
         Administration                                      1,509,504         1,151,715         4,326,329         3,273,449
         Restructure / Nonrecurring Costs                      538,489                 0           788,489           300,000
         Interest - Corporate                                  174,254           278,714           481,578           840,180
         Depreciation and Amortization                         643,069           176,389         1,095,159           445,334
                                                      ----------------   ---------------   ---------------   ---------------
                                                             2,865,316         1,606,818         6,691,555         4,858,963
                                                      ----------------   ---------------   ---------------   ---------------
Income before Income Taxes                            $      3,001,975   $     1,450,334   $     7,807,510   $     4,480,968
                                                      ================   ===============   ===============   ===============

                                       22

                                                                      Adjusted EBITDA by Business Activity
                                                 ------------------------------------------------------------------------------
                                                       For the Three Months Ended              For the Nine Months Ended
                                                 --------------------------------------  --------------------------------------
                                                   September 30,        September 30,      September 30,       September 30,
                                                        1997                1996                1997                1996
                                                 ------------------   -----------------  ------------------  ------------------
Adjusted EBITDA - Net Contribution:
    Management Services                          $        1,107,634   $         635,980  $        2,746,899  $        3,381,625
    Preferred Resource                                      203,375             247,098             846,505             930,098
    Investment Management                                 5,909,228           3,231,186          13,951,563           8,144,907
    Corporate Administration                             (1,509,504)         (1,151,715)         (4,326,329)         (3,273,449)
                                                 ------------------   -----------------  ------------------  ------------------
Adjusted EBITDA                                  $        5,710,733   $       2,962,549  $       13,218,638  $        9,183,181
                                                 ==================   =================  ==================  ==================

Wholly Owned Properties' Operating Results

     The following table summarizes the unaudited operating results of the Wholly Owned Properties for the three and nine months ended September 30, 1997 and 1996 (SEE RESULTS OF OPERATIONS--RENTAL AND OTHER REVENUES):

                                                        For the Three Months Ended            For the Nine Months Ended
                                                   ------------------------------------ -------------------------------------
                                                     September 30,     September 30,      September 30,       September 30,
                                                         1997               1996              1997                1996
                                                   ----------------- ------------------ -----------------   -----------------
Statistical information (1)
---------------------------
Properties at end of period                                      113                114               113                 114
Average Units                                                  8,453              8,574             8,453               8,646
Ave Economic Occupancy                                         92.7%              91.0%             91.3%               92.2%
Ave Rent Collected/Unit/Month                                   $403               $389              $396                $384
Property - Operating Expenses/Unit/Month                        $159               $149              $154                $146
Capital & Maintenance/Unit/Month                                 $42                $31               $34                 $33
Real Estate Taxes/Unit/Month                                     $33                $32               $32                 $32
Property - Operating Expense Ratio                             37.6%              37.1%             37.3%               36.9%
Financial Information(1)
------------------------
Revenues
  Rental Income                                    $      10,217,731 $       10,004,092 $      30,068,351   $      29,883,799
  Other Property Income                                      525,261            307,311         1,303,619             871,416
                                                   ----------------- ------------------ -----------------   -----------------
Total Revenues                                            10,742,992         10,311,403        31,371,970          30,755,215
                                                   ----------------- ------------------ -----------------   -----------------
Expenses
  Property Operating                                       4,038,636          3,824,410        11,704,779          11,363,020
  Real Estate Taxes                                          843,539            832,565         2,468,662           2,488,275
                                                   ----------------- ------------------ -----------------   -----------------
      Operating Expenses                                   4,882,175          4,656,975        14,173,441          13,851,295
                                                   ----------------- ------------------ -----------------   -----------------
      Net Operating Income                                 5,860,817          5,654,428        17,198,529          16,903,920
                                                   ----------------- ------------------ -----------------   -----------------
  Interest - Mortgage                                      3,569,134          3,500,425        10,505,661          10,700,604
  Interest - Corporate Advances                              156,030            100,000           445,168             300,000
  Major Maintenance                                          (83,693)           668,220         1,022,746           2,163,956
  Non Operating                                             (189,659)           416,870           (16,088)            858,070
  Depreciation and Amortization                            1,350,187          1,242,307         3,838,538           3,625,714
                                                   ----------------- ------------------ -----------------   -----------------
      Non Operating                                        4,801,999          5,927,822        15,796,025          17,648,344
                                                   ----------------- ------------------ -----------------   -----------------
  Income/(Loss) before Extraordinary Items                 1,058,818           (273,394)        1,402,504            (744,424)
                                                   ----------------- ------------------ -----------------   -----------------
  Extraordinary Loss                                               0                  0          (295,534)                  0
                                                   ----------------- ------------------ -----------------   -----------------
Net Income/(Loss)                                  $       1,058,818 $         (273,394) $      1,106,970   $        (744,424)
                                                   ================= ================== =================   =================
Capital Expenditures                               $       1,156,280 $          134,654 $       1,529,553   $         370,453
                                                   ================= ================== =================   =================

(1 )Not Same Store

Funds from Operations of Wholly Owned Properties

     As defined by the National Association of Real Estate Investment Trust ("NAREIT"), Funds From Operations ("FFO") represents net income/(loss) (computed in accordance with generally accepted accounting principles, consistently applied) before minority interest, excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustment for unconsolidated partnerships and joint ventures. The FFO of the Wholly Owned Properties for the three and nine months ended September 30, 1997, as compared to the same periods in 1996, is as follows:

                                                                           Funds From Operations
                                                   ----------------------------------------------------------------------
                                                       For the Three Months Ended            For the Nine Months Ended
                                                   ----------------------------------  ----------------------------------
                                                    September 30,      September 30,    September 30,     September 30,
                                                         1997              1996              1997              1996
                                                   ----------------   ---------------  ----------------  ----------------
Wholly Owned Properties:
Income/(loss) before Extraordinary Items           $      1,058,818   $      (273,394) $      1,402,504  $       (744,424)
  Depreciation on Real Estate                             1,254,915         1,149,419         3,555,873         3,450,377
  Deferred Maintenance Funded from Escrows                        0                 0                 0           523,025
                                                   ----------------   ---------------  ----------------  ----------------
                                                   $      2,313,733   $       876,025  $      4,958,377  $      3,228,978
                                                   ================   ===============  ================  ================

     FFO increased approximately $1.4 million and $1.7 million for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996, due to the factors discussed above in "Rental Operating Expense", specifically as it relates to the capitalization of interior replacement items. Excluding the effect of the capitalization, FFO increased approximately $539,000 or 61.5%, and $831,000, or 25.7% for the three and nine months ended September 30, 1997, as compared to the same periods in 1996.

Net Operating Income of Syndicated Partnerships

     The Company holds receivables from substantially all of the 406 Syndicated Partnerships in which the Company had an ownership interest on September 30, 1997 primarily in the form of second mortgages and general partner advances to the Syndicated Partnerships. Payments on these receivables generate a majority of the interest income recognized by the Company.

     The following table summarizes certain unaudited aggregated operating results of the Syndicated Partnerships for the three and nine months ended September 30, 1997 and 1996. The financial information presented is based upon accrual accounting at the partnership level. Certain transactions between the Company and the Syndicated Partnerships are recorded at amounts at the partnership level that will not necessarily correspond to amounts recorded at the Company level as Interest Income due to "Fresh Start" accounting (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --RECORDED VALUES OF RECEIVABLES FROM SYNDICATED PARTNERSHIPS).

                                                      For the Three Months Ended        For the Nine Months Ended
                                                   -------------------------------------------------------------------
                                                    September 30,    September 30,    September 30,     September 30,
                                                         1997             1996            1997              1996
                                                   ---------------- ---------------- ----------------  ----------------
Statistical information(1)
--------------------------
Properties at end of period                                     406              414             406               414
Average Units                                                25,576           26,197          25,632            26,197
Ave Economic Occupancy                                        92.3%            92.7%           91.4%             92.1%
Ave Rent Collected/Unit/Month                                  $401             $390            $394              $384
Property - Operating Expenses/Unit/Month                       $160             $152            $156              $150
Capital & Maintenance/Unit/Month                                $52              $42             $40               $37
Real Estate Taxes/Unit/Month                                    $29              $29             $30               $30
Property - Operating Expense Ratio                            38.0%            37.7%           38.0%             37.9%

Financial Information(1)
------------------------
Revenues
  Rental Income                                    $     30,740,049 $     30,692,962 $     90,854,834  $     90,590,128
  Other Property Income                                   1,624,040          987,619        3,887,390         2,620,971
                                                   ---------------- ----------------- ---------------  ----------------
Total Revenues                                           32,364,089       31,680,581       94,742,224        93,211,099
                                                   ---------------- ----------------- ---------------  ----------------
Expenses
  Property Operating                                     12,286,049       11,929,779       36,000,554        35,288,320
  Real Estate Taxes                                       2,220,695        2,317,596        6,829,176         7,016,698
                                                   ---------------- ----------------- ---------------  ----------------
      Operating Expenses                                 14,506,744       14,247,375       42,829,730        42,305,018
                                                   ---------------- ----------------- ---------------  ----------------
      Net Operating Income                               17,857,345       17,433,206       51,912,494        50,906,081
                                                   ---------------- ----------------- ---------------  ----------------
  Interest - Mortgage                                     9,527,622        9,940,331       29,090,795        29,867,349
  Interest - Corporate Advances                           2,636,108        3,077,535        9,009,984         9,201,984
  Major Maintenance                                        (472,790)       2,617,507        3,099,826         7,230,455
  Non Operating                                             500,153          161,166        1,467,313         1,814,000
  Depreciation and Amortization                           4,902,384        4,588,190       14,191,289        13,663,420
                                                   ---------------- ----------------- ---------------  ----------------
      Non Operating                                      17,093,477       20,384,729       56,859,207        61,777,208
                                                   ---------------- ----------------- ---------------  ----------------
Income/(Loss) before Extraordinary Item                     763,868       (2,951,523)      (4,946,713)      (10,871,127)
                                                   ---------------- ----------------- ---------------  ----------------
Extraordinary Item                                          574,582        1,247,337        2,422,963         1,247,337
                                                   ---------------- ----------------- ---------------  ----------------
Net Income/(Loss)                                  $      1,338,450 $     (1,704,186) $    (2,523,750)  $    (9,623,790)
                                                   ================ ================= ===============  ================
Capital Expenditures                               $      4,500,748 $        674,302  $     6,107,347  $      1,477,432
                                                   ================ ================= ===============  ================

(1)Not Same Store

     On a comparable unit or "same store" basis for the 405 Syndicated Partnerships in operation throughout all periods presented, Net Operating Income increased approximately $680,000, or 4.0%, and $1.7 million, or 3.3%, for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. Economic occupancy for the 405 same store Syndicated Partnerships was 91.4% for the nine months ended September 30, 1997, as compared to 92.2% for the same period in 1996. Average rent collected per unit per month on a same store basis was $394 during the nine months ended September 30, 1997, as compared to $388 for the same period in 1996. The Syndicated Partnership performance for the first nine months of 1997, as compared to 1996, is comparable to the Wholly Owned Properties, and was influenced by the same factors. In the third quarter, major maintenance was adjusted to capitalize certain replacement items previously expensed. The extraordinary item recorded on the Syndicated Partnerships related to debt discounts obtained upon the refinance of the mortgage debt on certain Syndicated Partnerships.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity
         ---------

     The following discussion regarding liquidity and capital resources should be read in conjunction with the Company's Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996.

     The Company anticipates that cash flow from its operations and borrowings available under the Company's credit facility should be adequate to meet the foreseeable capital and liquidity needs of the Company. If the Company is successful in implementing potential future growth plans, such as converting to a REIT, it may be necessary to seek alternative sources of debt or equity capital.

     The principal sources of liquidity for the Company are cash flow from its operations and borrowing available under the Company's credit facility. The Company's Net Cash Provided by Operating Activities increased $7.0 million for the nine months ended September 30, 1997, as compared to the same period in 1996. The increase was due primarily to cash received from Interests in and Receivables from Syndicated Partnerships which increased $3.5 million due to improved net operating income and lower debt service requirements. In addition, cash flow provided by operating activities of the Wholly Owned Properties increased $1.9 million for the nine months ended September 30, 1997, as compared to the same period in 1996. The increase was due to the improved operating performance of the Wholly Owned Properties and approximately $900,000 of replacement furniture and fixtures capitalized in the third quarter of 1997. These items were expensed in prior periods. Payments (uses of cash) related to nonrecurring items included in Operating Activities reflects payments related to the corporate restructuring costs.

     On September 30, 1997 the Company entered into an Amended and Restated Loan and Security Agreement with the Provident Bank. The new revolving credit facility ("Facility"), is for $35 million and represents an increase to and replacement of all former revolving credit facilities with The Provident Bank (the "Bank"). The scheduled term of the Facility expires March 30, 2000, although the Company may elect from time to time to convert all or any portion of the principal amount outstanding under the Facility into a five year term loan. Revolving loans outstanding under the Facility bear interest at a variable interest rate equal to the Bank's prime rate of interest, currently 8.5%, minus 1%. As of the end of the third quarter there were no outstanding balances under the Facility. The Company's former $7.0 million revolving line of credit for acquisitions and Property debt restructuring (the "Acquisition Line"), was converted into a term loan which matures in March 2001 and has a 7.25% fixed interest rate with monthly installments of principal and interest of $139,435. As of the end of the third quarter, the unpaid principal balance outstanding under the Acquisition Line was approximately $5.0 million.

     In addition, all of the Company and the majority of Property bank accounts are maintained at the Bank. The banking relationship has increased cash flow at the Properties as a result of reduced service charges and increased interest income on the Property bank account balances. The Company benefits from a portion of the improved cash flow at the Properties.

     The shareholders of the Company at its annual meeting on October 7, 1997, approved the Company's 1997 Performance Equity Plan (the "Performance Plan"). The Performance Plan authorizes the grant of restricted stock awards to certain officers and non employee directors. A total of 318,000 shares will be issued subject to forfeiture. Vesting under the Performance Plan occurs only upon attainment of specified performance goals within a three year term, ending in 1999. If the performance goals are achieved, the Company will incur a non cash charge, which may range from $4.0 million to $6.0 million for 1997, related to the value of the stock that will vest under the Performance Plan.

     The Company's capital expenditures for the nine months ended September 30, 1997 amounted to approximately $786,000 funded from cash flow and the Company's credit facility. The Company anticipates that its capital needs in the future can be satisfied out of cash flow from operations or the Company's credit facility. The Company is upgrading its software systems in order to obtain optimal efficiencies from technology. In addition, during the course of 1998, the Company intends to lease personal computers and new property management software for use on site at the Properties. The total cost to implement this new system is estimated to be approximately $2.0 million. The cost will be financed with an operating lease, with each Property absorbing its pro rata share of the rental costs. Although there can be no assurance, management believes this enhanced technology should improve property performance and provide operational efficiencies which should offset the increased costs associated with the new system.

     Capital Expenditures, combined with Improvement and Replacement Expense for the Wholly Owned Properties, was $2.6 million during the nine months ended September 30, 1997. These costs are funded from Wholly Owned Properties cash flow and maintenance escrow funds. The 1997 budget for capital expenditures, improvement and replacement expense for the Wholly Owned Properties is $4.6 million, as compared to annual actual expenditures in 1996 of $3.5 million. Approximately $1.5 million of the $4.6 million relates to nonrecurring deferred maintenance which principally will be funded from escrows established in connection with mortgage refinancing transactions completed in prior years.

     Lexford Properties Acquisition
     ------------------------------

     Effective August 1, 1996, the Company acquired Lexford Properties, Inc., a privately held, third-party multi-family management company headquartered in Dallas, Texas (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - BUSINESS OVERVIEW - MANAGEMENT SERVICES AND - LEXFORD PROPERTIES ACQUISITION). As a result of the acquisition, the Company derives Management Services fee income from apartment communities in which it has no ownership interest. At September 30, 1997, Lexford Properties' third party management portfolio comprised 18,374 units of the Company's management portfolio of approximately 52,000 units. Lexford Properties' Dallas office is headquarters for the Company's combined property management business, which is conducted under the Lexford Properties name.

     To acquire Lexford Properties, the Company issued 700,000 shares of Common Stock valued, for acquisition purposes, at $20 per share representing a maximum purchase price of $14 million. Approximately $9 million of the purchase price (450,000 shares) is subject to forfeiture in the event the Company's combined property management operations do not achieve certain profitability criteria. Lexford Properties' shareholders received 250,000 shares of the Company's Common Stock free of contingencies. The remaining 450,000 contingent shares will cease to be subject to risk of forfeiture if and when specified increases in the profitability of the Company's property management operations are achieved during the three full fiscal years following the merger (i.e. on or before the end of the Company's 1999 fiscal year). If, during any one of the three fiscal years in the specified period, profit from property management operations increases $1.8 million or more from combined 1995 levels, the former Lexford Properties shareholders would own 150,000 of the contingent shares free of contingencies, and if the increase is $4.0 million or more from combined 1995 levels, the former Lexford Properties shareholders would own the entire 700,000 shares free of contingencies, or approximately 15.0% of the Company's shares outstanding as of September 30, 1997.

     Financing and Debt Restructuring of the Properties
     --------------------------------------------------

     In the first nine months of 1997 the Company refinanced mortgages on 12 Syndicated Partnerships and two Wholly Owned Properties. The new mortgages on 12 Properties were financed through PaineWebber Incorporated ("PaineWebber") and the mortgages on two Properties were financed through First Union Capital
Markets Group ("First Union"). The PaineWebber mortgages have fixed interest rates ranging from 8.2% to 9.0% with a 25 year principal amortization schedule, beginning in year four on Syndicated Partnerships, and a ten year maturity. The new First Union mortgages have fixed interest rates of 8.7% with a 25 year principal amortization and a ten year maturity. The Company was able to negotiate debt discounts from the previous lenders of approximately $1.3 million in the aggregate on four of the Syndicated Partnerships. In addition, annual debt service at the Syndicated Partnerships will decrease in the aggregate, approximately $230,000 per year over the next three years and approximately $40,000 per year on the Wholly Owned Properties, as a result of these transactions.

     In the third quarter, the Company paid off the mortgage debt on one Wholly Owned Property. The payment of $1.2 million approximated the Carrying Value of the mortgage and represented a significant discount from the contractual value of $1.9 million.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         None.

Item 2.  Changes in Securities
         ---------------------

         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company held its annual meeting of shareholders on October 7, 1997. At the meeting, the Company's shareholders:

          o Elected the following slate of directors nominated by the Company; for a term expiring in 1999: Patrick M. Holder; and for terms expiring in 2000: Joseph E. Madigan, George J. Neilan, Glenn C. Pollack and Stanley R. Fimberg. The continuing directors are John B. Bartling, Jr., Robert V. Gothier, Sr., George R. Oberer, Sr., H. Jeffrey Schwartz, Gerald E. Wedren and Robert J. Weiler;

          o Approved an amendment to the Company's Restated Articles of Incorporation to change the name of the Company to "Lexford, Inc."; and

          o    Approved the Company's 1997 Performance Equity Plan.

        The votes cast for, against, withheld and abstained on each of the matters were as follows:

        Election of Directors: Patrick M. Holder received 3,995,991 for and 14,385 withheld votes with no abstentions; Joseph E. Madigan received 3,994,469 for and 15,907 withheld votes with no abstentions; George J. Neilan received 3,995,997 for and 14,379 withheld votes with no abstentions; Glenn C. Pollack received 3,995,433 for and 14,943 withheld votes with no abstentions; and Stanley R. Fimberg received 3,900,193 for and 110,183 withheld votes with no abstentions. Adoption of amendment to the Company's Restated Articles of Incorporation to change the name of the Company to "Lexford, Inc.": 3,952,108 votes were cast for this amendment, with 14,707 against and 43,561 abstentions. Adoption of the Company's 1997 Performance Equity Plan: 2,621,732 votes were cast in favor of this plan, with 523,621 against and 26,872 abstentions.

Item 5.  Other Information
         -----------------

     The Company has commenced a series of transactions aimed at consolidating ownership of real estate presently held by syndicated partnerships in which the Company is the general partner. Those transactions may take various forms, including, without limitation, purchases of real estate, purchases of partnership interests and partnership mergers. Many affected partnerships require the consent of limited partners, and in these cases the Company intends to seek such consent. Limited Partners will, subject to certain conditions (including the limited partners' giving of consent in some cases), become entitled to a cash payment if and when the transactions close. The Company will reserve the right to terminate each proposed transaction on a case-by-case basis depending upon the facts and circumstances that may arise prior to closing the transaction. The Company presently intends to complete as many of these transactions as practicable during the second quarter of 1998. The Company cannot predict the success of this series of transactions, but at the present time does not anticipate a material impact, regardless of outcome, on the operational results of the properties.

     This Form 10-Q contains certain forward-looking statements regarding prospects for (i) increased interest income to be received from Syndicated
Partnerships, (ii) possible improvements in net operating income from the Properties, (iii) gains from future Property dispositions, (iv) possible acquisitions or other growth opportunities, and (v) the Company's foreseeable capital and liquidity requirements and sources. The forward-looking statements represent management's good faith evaluations based upon existing market, financial and economic conditions. There can be no assurance that the forward-looking statements will prove to be correct.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)    Exhibits

     Exhibit                                                                              Sequential
       No.                              Description                                          Page
-----------------   ---------------------------------------------------   -------------------------------------------
      10.1          Amended and Restated Loan Agreement                   Filed as an Exhibit to this Form
                    dated as of September 30, 1997 among the              10-Q beginning on page 30
                    Provident Bank and Cardinal Realty
                    Services, Inc. and its material subsidiaries

      10.2          Cognovit Promissory Note (Renewal                     Filed as an Exhibit to this Form
                    Consolidating Balance Revolving Line),                10-Q beginning on page 76
                    dated September 30, 1997, issued by the
                    Company and its material subsidiaries in
                    favor of The Provident Bank

      10.42         Registration Rights Agreement, dated as               Filed as an Exhibit to this Form
                    of July 28, 1997, between Cardinal Realty             10-Q beginning on page 97
                    Services, Inc. and Bank of America
                    National Trust and Savings Association

      11.1          Statement re:  computation of Per Share               See Note 1 of Notes to
                    Earnings                                              Consolidated Financial Statements

       27           Financial Data Schedule                               Filed as an Exhibit to this Form
                                                                          10-Q on page 113


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LEXFORD, INC.
                                  (Registrant)



Dated:  November 13, 1997      By:    /s/ John B. Bartling, Jr.
                                      ------------------------------------------
                                      John B. Bartling, Jr.
                                      President and Chief Executive Officer





Dated:  November 13, 1997      By:    /s/ Mark D. Thompson
                                      ------------------------------------------
                                      Mark D. Thompson
                                      Executive Vice President and
                                      Chief Financial Officer
                                     (Principal Accounting Officer)



Dated:  November  13, 1997      By:   /s/ Ronald P. Koegler
                                      ------------------------------------------
                                      Ronald P. Koegler
                                      Vice President and Controller